Form 10-Q
period 2025-06-30
CoreWeave, Inc.
filed 2025-08-13
CIK 1769628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

As of August 5, 2025, CoreWeave, Inc. had outstanding 370,470,348 shares of Class A common stock, 118,102,040 shares of Class B common stock, and 0 shares of Class C common stock, each with a par value of $0.000005.

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
•our ability to realize and the expected timing for the benefits and impacts of our acquisition of Weights & Biases, Inc. and our proposed acquisition of Core Scientific, Inc.;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

COREWEAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$1,152,883	$1,361,083
Restricted cash and cash equivalents, current	560,173	37,394
Accounts receivable, net	1,933,698	416,526
Prepaid expenses and other current assets	299,229	101,246
Total current assets	3,945,983	1,916,249
Restricted cash and cash equivalents, non-current	340,527	637,356
Restricted marketable securities, non-current	—	29,308
Property and equipment, net	16,631,510	11,914,774
Operating lease right-of-use assets	3,380,201	2,589,547
Intangible assets, net	205,895	4,909
Goodwill	812,970	19,544
Other non-current assets(a)	924,277	720,912
Total assets	$26,241,363	$17,832,599
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Common Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,226,579	$868,259
Accrued liabilities	1,411,237	355,821
Debt, current(a)	3,627,664	2,468,425
Deferred revenue, current	951,346	768,927
Operating lease liabilities, current	279,080	213,104
Finance lease liabilities, current	60,396	57,801
Other current liabilities(a)	53	230,244
Total current liabilities	7,556,355	4,962,581
Debt, non-current(a)	7,423,837	5,457,915
Derivative and warrant liabilities	698	200,089
Deferred revenue, non-current	3,896,173	3,294,977
Operating lease liabilities, non-current	3,168,392	2,388,912
Finance lease liabilities, non-current	3,112	34,120
Deferred tax liabilities, non-current	245,659	149,232
Other non-current liabilities	126,331	36,260
Total liabilities	22,420,557	16,524,086
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock and redeemable common stock(a)
Redeemable convertible preferred stock, $0.000005 par value per share, no and 206,169 shares authorized as of June 30, 2025 and December 31, 2024, respectively; no and 184,635 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	1,722,111
Redeemable Class A common stock, $0.000005 par value per share, 29,874 and no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,163,159	—
Stockholders’ equity (deficit)
Preferred stock, $0.000005 par value per share, 100,000 and no shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.000005 par value per share, 3,000,000 and 540,680 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 346,663 and 121,277 shares issued as of June 30, 2025 and December 31, 2024, respectively; and 340,075 and 114,689 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	2	1
Class B common stock, $0.000005 par value per share, 200,000 and 150,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 118,102 and 118,198 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	0	0
Class C common stock, $0.000005 par value per share, 200,000 and no shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Treasury stock, at cost, 6,588 shares as of June 30, 2025 and December 31, 2024	(33,524)	(33,524)
Additional paid-in capital	4,772,825	1,096,160
Accumulated other comprehensive income (loss)	(271)	—
Accumulated deficit	(2,081,385)	(1,476,235)
Total stockholders’ equity (deficit)	2,657,647	(413,598)
Total liabilities, redeemable convertible preferred stock, redeemable common stock, and stockholders’ equity (deficit)	$26,241,363	$17,832,599
(a)Refer to Note 14—Related-Party Transactions for further information on related party arrangements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$1,212,788	$395,371	$2,194,420	$584,055
Operating expenses:
Cost of revenue	312,667	108,838	575,061	168,058
Technology and infrastructure	669,913	182,886	1,231,315	275,767
Sales and marketing	36,799	4,172	47,348	8,222
General and administrative	174,200	21,754	348,957	37,440
Total operating expenses	1,193,579	317,650	2,202,681	489,487
Operating income (loss)	19,209	77,721	(8,261)	94,568
Gain (loss) on fair value adjustments	—	(310,231)	26,837	(407,731)
Interest expense, net(a)	(266,966)	(66,766)	(530,801)	(107,422)
Other income (expense), net	5,023	16,406	886	23,866
Loss before provision for (benefit from) income taxes	(242,734)	(282,870)	(511,339)	(396,719)
Provision for (benefit from) income taxes	47,775	40,151	93,811	55,550
Net loss	$(290,509)	$(323,021)	$(605,150)	$(452,269)
Net loss attributable to common stockholders, basic	$(290,509)	$(338,617)	$(633,872)	$(467,865)
Net loss attributable to common stockholders, diluted	$(290,509)	$(338,617)	$(660,717)	$(467,865)
Net loss per share attributable to common stockholders, basic	$(0.60)	$(1.62)	$(1.73)	$(2.23)
Net loss per share attributable to common stockholders, diluted	$(0.60)	$(1.62)	$(1.79)	$(2.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	486,591	209,626	366,765	209,560
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	486,591	209,626	368,607	209,560
(a) Refer to Note 14—Related-Party Transactions for further information on related party arrangements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(290,509)	$(323,021)	$(605,150)	$(452,269)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net	—	27	—	85
Change in fair value of derivatives, net	(271)	—	(271)	—
Total comprehensive loss	$(290,780)	$(322,994)	$(605,421)	$(452,184)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	184,635	$1,722,111	—	$—	232,887	$1	$(33,524)	$1,096,160	$—	$(1,476,235)	$(413,598)
Series C redeemable convertible preferred stock accretion to redemption value	—	29	—	—	—	—	—	(29)	—	—	(29)
Cash dividend on Series C redeemable convertible preferred stock	—	—	—	—	—	—	—	(28,693)	—	—	(28,693)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	—	172,808	—	—	172,808
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	36,590	—	—	1,391,515	—	—	1,391,515
Conversion of redeemable convertible preferred stock in connection with initial public offering	(184,635)	(1,722,140)	29,874	1,163,159	155,112	1	—	558,981	—	—	558,982
Issuance of common stock for contract incentive	—	—	—	—	8,750	—	—	350,000	—	—	350,000
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	911	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	—	—	(392)	—	—	(15,685)	—	—	(15,685)
Exercise of stock options	—	—	—	—	1,675	—	—	2,794	—	—	2,794
Stock-based compensation expense	—	—	—	—	—	—	—	202,670	—	—	202,670
Net loss	—	—	—	—	—	—	—	—	—	(314,641)	(314,641)
Balance, March 31, 2025	—	—	29,874	1,163,159	435,533	2	(33,524)	3,730,521	—	(1,790,876)	1,906,123
Issuance of common stock upon underwriters' exercise of over-allotment option, net of underwriting discounts and commissions	—	—	—	—	1,760	—	—	67,669	—	—	67,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

Issuance of common stock and restricted stock awards for business combination	—	—	—	—	19,174	—	—	928,900	—	—	928,900
Issuance of replacement restricted stock units for business combination	—	—	—	—	—	—	—	3,861	—	—	3,861
Tax withholdings on issuance of common stock and restricted stock awards for business combination	—	—	—	—	(472)	—	—	(24,332)	—	—	(24,332)
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	1,811	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	—	—	(904)	—	—	(92,541)	—	—	(92,541)
Exercise of stock options	—	—	—	—	1,275	—	—	1,744	—	—	1,744
Stock-based compensation expense	—	—	—	—	—	—	—	157,003	—	—	157,003
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	—	—	—	—	—	(290,509)	(290,509)
Balance, June 30, 2025	—	$—	29,874	$1,163,159	458,177	$2	$(33,524)	$4,772,825	$(271)	$(2,081,385)	$2,657,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	154,678	$464,690	—	$—	203,520	$1	$(32,054)	$48,397	$(148)	$(612,787)	$(596,591)
Issuance of Series B redeemable convertible preferred stock	4,483	25,000	—	—	—	—	—	—	—	—	—
Closing settlement of Series B tranche option	—	69,598	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	215	—	—	45	—	—	45
Stock-based compensation expense	—	—	—	—	—	—	—	10,181	—	—	10,181
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	(129,248)	(129,248)
Balance, March 31, 2024	159,161	559,288	—	—	203,735	1	(32,054)	58,623	(90)	(742,035)	(715,555)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $3.0 million	29,523	1,147,476	—	—	—	—	—	—	—	—	—
Series C redeemable convertible preferred stock accretion to redemption value	—	14	—	—	—	—	—	(14)	—	—	(14)
Paid-in-kind dividend on Series C redeemable convertible preferred stock	—	15,582	—	—	—	—	—	(15,582)	—	—	(15,582)
Exercise of stock options	—	—	—	—	411	—	—	597	—	—	597
Repurchase of common stock for business combination	—	—	—	—	(2,105)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	9,608	—	—	9,608
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	—	—	—	(323,021)	(323,021)
Balance, June 30, 2024	188,684	$1,722,360	—	$—	202,041	$1	$(32,054)	$53,232	$(63)	$(1,065,056)	$(1,043,940)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(605,150)	$(452,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,002,978	243,970
Non-cash lease expense	144,113	42,015
Amortization of debt discounts and issuance costs and accretion of redemption premiums	66,727	15,605
Loss (gain) on fair value adjustments	(26,837)	407,731
Stock-based compensation	328,978	15,849
Deferred income taxes	90,884	43,207
Other non-cash reconciling items	40,132	(3,848)
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(1,504,696)	(180,748)
Prepaid expenses and other current assets	(120,448)	1,636
Accounts payable and accrued expenses	(289,173)	697,848
Deferred revenue	742,892	1,524,487
Lease liabilities	(110,451)	(20,708)
Other non-current assets	49,968	(413,561)
Net cash provided by (used in) operating activities	$(190,083)	$1,921,214
Cash flows from investing activities:
Purchase of property and equipment, including capitalized internal-use software	$(3,860,351)	$(3,989,096)
Sale of available-for-sale marketable securities	—	840
Maturities of marketable securities	29,308	47,822
Purchase of restricted marketable securities	—	(29,308)
Purchase of strategic investments	—	(50,000)
Sale of warrants received as lease incentive	100,645	—
Business combination, net of cash acquired	(45,706)	—
Issuance of notes receivable	(73,000)	—
Other investing activities	(26,109)	(1,433)
Net cash provided by (used in) investing activities	$(3,875,213)	$(4,021,175)
Cash flows from financing activities:
Proceeds from issuance of debt	$4,432,723	$1,821,541
Repayments of debt	(1,574,867)	(74,416)
Payment of debt issuance costs	(36,536)	(3,479)
Issuance of redeemable convertible preferred stock, net of issuance costs	—	1,172,476
Redeemable convertible preferred stock cash dividends paid	(28,693)	—
Proceeds from exercise of stock options	4,538	642
Proceeds from initial public offering, net of underwriting discounts and commissions	1,422,619	—
Issuance of common stock, net of underwriting discounts and commissions	67,669	—
Payment of tax withholdings on settlement of RSUs and RSAs	(132,558)	—
Deferred offering costs paid	(27,763)	—
Other financing activities	(44,086)	(56,980)
Net cash provided by (used in) financing activities	$4,083,046	$2,859,784
Net increase in cash, cash equivalents, and restricted cash	$17,750	$759,823
Cash, cash equivalents, and restricted cash—beginning of period	2,035,833	480,075
Cash, cash equivalents, and restricted cash—end of period	$2,053,583	$1,239,898
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized amounts	$361,557	$24,862
Non-cash investing and financing activities:
Capitalized interest not yet paid	$21,980	$36,052
Operating lease right-of-use assets acquired through lease liability	968,630	887,179
Accounts payable and accrued expenses related to property and equipment additions	2,132,972	146,867
Issuance of common stock for contract incentive	350,000	—
Conversion of redeemable convertible preferred stock in connection with initial public offering	1,722,140	—
Fair value of common stock issued as consideration for a business combination	928,900	—
Fair value of equity awards assumed in a business combination	3,861	—
Reclassification of warrant liabilities to equity	172,808	—
Settlement of Series B tranche liability	—	69,598
Reclassification of customer deposit to debt	230,244	—
Non-cash investments	71,947	7,633
Warrants received as lease incentive	89,956	—
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$1,152,883	$1,028,044
Restricted cash and cash equivalents, current	560,173	79,725
Restricted cash and cash equivalents, non-current	340,527	132,129
Total cash, cash equivalents, and restricted cash	$2,053,583	$1,239,898
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
In connection with the IPO, the Company recognized $177 million of stock-based compensation expense, net of $17 million of capitalized costs, primarily related to the development of internal-use software, associated with vested restricted stock units ("RSUs") with a liquidity-event performance-based vesting condition which was satisfied in connection with the IPO and for which the service-based vesting condition had also been satisfied as of that date. Concurrently with the IPO, the Company issued shares of its Class A common stock upon settlement of RSUs subject to such performance-based vesting conditions. To meet the related tax withholding requirements for the net settlement of the vested RSUs, the Company withheld 392,135 shares underlying such equity awards, resulting in the net issuance of 518,785 shares of Class A common stock. Based on the IPO price of $40.00 per share, the Company’s related tax withholding obligation was $16 million and was paid during the three months ended March 31, 2025. Refer to Note 11—Redeemable Convertible Preferred Stock, Redeemable Common Stock, and Stockholders’ Equity (Deficit) for additional information.
At the closing of the IPO, the maturity date of the Company’s 2024 Term Loan Facility (as defined in Note 10—Debt), accelerated and became due in April 2025, and the Company became subject to a requirement to fund $500 million into designated escrow accounts in connection with its DDTL 2.0 Facility (as defined in Note 10—Debt). In April 2025, the conditions requiring restriction of this amount were lifted and the $500 million previously classified as restricted cash, current, in connection with the DDTL 2.0 Facility was no longer restricted. Refer to Note 10—Debt for additional information.
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

These unaudited interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position and results of operations. The interim results are not necessarily indicative of the operating results expected for the full year or any future period.
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
Stock Split
In March 2025, the Company effected a twenty-for-one stock split of its common stock and redeemable convertible preferred stock. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. Significant estimates include the fair value of financial assets and liabilities; useful lives assigned to property and equipment; the discount rates used for operating and finance leases; valuation of derivative and warrant liabilities; stock-based compensation, including the determination of the fair value of the Company’s common stock prior to the IPO; valuation of acquired intangible assets; the assessment of recoverability of intangible assets and their estimated useful lives; and accounting for income taxes, including the valuation allowance on deferred tax assets and the measurement of uncertain tax positions. Assumptions are reviewed regularly to ensure they remain relevant and reasonable, particularly in areas of high subjectivity. The Company bases its estimates on historical experience and assumptions that management considers reasonable.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 1—Overview and Summary of Significant Accounting Policies" of the audited consolidated financial statements for the fiscal year ended December 31, 2024, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the IPO (the "Prospectus"). During the six months ended June 30, 2025, the Company updated its derivative instruments and joint venture accounting policies as described below. Other than these updates, there have been no material changes to the Company’s accounting policies.

Derivative Financial Instruments and Hedging
The Company uses derivative financial instruments to manage risk associated with interest rate and foreign currency fluctuations. These instruments include interest rate swaps designated as cash flow hedges and foreign exchange forward contracts used as non-designated economic hedges. All derivative instruments are recognized on the condensed consolidated balance sheets at fair value in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815"). The Company's interest rate swaps and foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The Company does not enter into derivatives for trading or speculative purposes. However, certain debt and equity financing transactions are derivatives in their entirety or include embedded features that are bifurcated and accounted for as embedded derivatives. Refer to Note 10—Debt for additional information about derivatives associated with financing transactions.
Additionally, the Company enters into power purchase agreements (“PPAs”) to secure power capacity for existing, under construction, and planned data center builds. These agreements are specifically designed to support the Company in managing its energy needs as it encounters rapidly increasing energy demands. Agreements that do not meet the ‘normal purchase and normal sale’ scope exception, contain a notional amount and are for delivery of electricity in markets where notional amounts are readily convertible to cash (or where contracts can be net-settled) are classified as derivative instruments. These derivative instruments are not designated for special hedge accounting under ASC 815, and therefore changes in the value of these contracts are recorded in earnings.
Generally, derivative assets and liabilities are classified as either current or non-current based on the timing of expected settlement. The non-current position is included in other non-current assets or derivative and warrant liabilities on the condensed consolidated balance sheets. Cash flows associated with derivatives that are not designated for special hedge accounting are classified as operating activities, while those cash flows from interest rate swaps that are designated cash flow hedges are classified as financing activities.
Interest Rate Swaps
The Company enters into interest rate swaps to hedge the variability of cash flows related to interest payments on variable-rate debt. These swaps are designated as cash flow hedges under ASC 815, and therefore the changes in the fair-value of these swaps is recorded in accumulated other comprehensive income (loss) and reclassified into earnings (interest expense, net) when the hedged interest payment is recognized. The Company assesses hedge effectiveness at inception, and on a quarterly basis thereafter, to ensure the hedging relationship is highly effective. As of June 30, 2025, all interest rate swaps were deemed highly effective. Refer to Note 3—Fair Value Measurements for additional information.
Foreign Exchange Forward Contracts
The Company uses forward contracts to mitigate foreign currency risk associated with foreign currency-denominated leasing liabilities. These contracts are not designated as accounting hedges under ASC 815 and therefore considered economic hedges. Changes in the fair-value of these forward contracts are recognized immediately in earnings within other income (expense), net. Refer to Note 3—Fair Value Measurements for additional information.
Joint Ventures
The Company may, from time to time, enter into joint venture arrangements. The Company evaluates these investments in accordance with ASC 810, Consolidation, to determine if it is the primary beneficiary under the VIE model or has a controlling interest under the VOE model and therefore requires consolidation. For those investments in which the Company is not the primary beneficiary, or does not have a controlling financial interest, but exercises significant influence, the equity method of accounting is applied under ASC 323, Investments-Equity Method and Joint Ventures.
Research and Development
Research and development costs were $80 million and $12 million for the three months ended June 30, 2025 and 2024, respectively, and $150 million and $21 million for the six months ended June 30, 2025 and 2024, respectively, and are included within technology and infrastructure expense in the condensed consolidated statements of operations.

Segment Information
The Company’s chief operating decision maker ("CODM"), the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. The Company operates its business in one operating segment and, therefore, has one reportable segment.
The CODM uses consolidated net loss to measure segment profit or loss in order to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are cost of revenue, technology and infrastructure, sales and marketing, and general and administrative expenses at the consolidated level, which are presented in the Company’s condensed consolidated statements of operations. Other segment items included in consolidated net loss include gain (loss) on fair value adjustments, interest expense, net, other income (expense), net, and provision for (benefit from) income taxes, which are presented in the Company’s condensed consolidated statements of operations.
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
In May 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods and services. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Updates are to be applied on a retrospective, or modified retrospective basis. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.

2. Revenue
Disaggregation of Revenue
The Company primarily generates its revenue through providing cloud computing services, which include both committed contracts and on-demand services. Revenue recognized related to customer commitments, including revenue from delivering capacity prior to commitment start dates, represented 98% and 96% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 98% and 95% of total revenue for the six months ended June 30, 2025 and 2024, respectively.
Significant Customers
The following customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	71%	59%	72%	51%
Customer B	*	20%	*	24%
Customer C	*	*	*	*
Customer D	*	*	*	*

* Customer did not represent 10% or more of revenue.
The customer references of A through D may represent different customers than those reported in a previous period.

Customer A, C, and D accounted for 39%, 25%, and 25% of accounts receivable, net, respectively, as of June 30, 2025. Customer A accounted for 66% of accounts receivable, net as of December 31, 2024.
Strategic Customer Agreement
In March 2025, the Company entered into a commercial agreement (the "Commercial Agreement") with OpenAI OpCo, LLC ("OpenAI"), pursuant to which the Company provides OpenAI access to cloud computing capacity through fulfillment of reserved capacity orders submitted to the Company by OpenAI. As of June 30, 2025, subject to the satisfaction of delivery and availability of service requirements, OpenAI has committed to pay the Company up to $11.9 billion through October 2030. In the event of the Company’s repeated failure to meet availability of service requirements, OpenAI has the right to terminate all or a portion of the committed amount. Under the outstanding order submitted pursuant to the Commercial Agreement, the Company has established a special purpose vehicle that will hold the infrastructure, and the Company intends for the special purpose vehicle to incur indebtedness to finance its obligations under the Commercial Agreement. Upon an event of default, OpenAI has a lien and security interest in the equity of the special purpose vehicle. As part of the Commercial Agreement, the Company issued 8,750,000 shares of its Class A common stock in connection with the IPO in March 2025, having an aggregate value of $350 million at the time of issuance based on a price per share equal to the IPO price.
The Company accounted for the $350 million as a contra-revenue asset. As of June 30, 2025, the Company classified $41 million as short-term included in prepaid expenses and other current assets on the condensed consolidated balance sheets and $309 million as long-term included in other non-current assets on the condensed consolidated balance sheets. Revenue will be recognized net of the contra-revenue asset amount over time as the Company provides the related cloud computing services.
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

Deferred revenue, including current and non-current balances as of June 30, 2025 and December 31, 2024, was $4.8 billion and $4.1 billion, respectively. For the six months ended June 30, 2025 and 2024, revenue recognized from deferred revenue at the beginning of the period was $603 million and $128 million, respectively.
Remaining Performance Obligations ("RPO")
As of June 30, 2025, the Company had $30.1 billion of unsatisfied RPO, of which 50% is expected to be recognized over the initial 24 months ending June 30, 2027, 40% between months 25 and 48, and the remaining balance recognized between months 49 and 72. This includes amounts from the Commercial Agreement with OpenAI (as described above).
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
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis within the fair value hierarchy as of the end of each reporting period (in thousands):

	Fair Value Hierarchy	June 30, 2025	December 31, 2024

Financial assets:
Cash and cash equivalents
Money market funds	Level 1	$55,508	$2,411
Restricted cash and cash equivalents, current
Money market funds	Level 1	518,199	24,185
Restricted cash and cash equivalents, non-current
Money market funds	Level 1	—	56,250
Restricted marketable securities, non-current
Certificates of deposit	Level 2	—	29,308
Prepaid expenses and other current assets
Foreign exchange forward contracts not designated as accounting hedges	Level 2	2,279	—
Other non-current assets
Power purchase agreements	Level 3	3,444	2,562
Total financial assets		$579,430	$114,716
Financial liabilities:
Derivative and warrant liabilities
Interest rate swaps designated as accounting hedges	Level 2	$271	$—
Warrant liabilities	Level 3	—	199,645
Power purchase agreements	Level 3	427	444
Total financial liabilities		$698	$200,089

The Company carries the 2030 Senior Notes (as defined in Note 10—Debt) at its amortized cost basis and presents the fair value for disclosure purposes only. As of June 30, 2025, the fair value of the 2030 Senior Notes was $2.0 billion. The fair value of the 2030 Senior Notes, which are classified as Level 2 financial instruments, was determined based on the quoted prices of the 2030 Senior Notes in an over-the-counter market on the last trading day of the reporting period. Refer to Note 10 — Debt for additional information.
The notional amounts of the Company's outstanding interest rate swaps and foreign exchange forward contracts were as follows (in thousands):

	June 30, 2025	December 31, 2024
Derivative instruments designated as accounting hedges
Interest rate swaps	$50,000	$—

Derivative instruments not designated as accounting hedges
Foreign exchange forward contracts	$107,748	$—
Gain (loss) associated with interest rate swaps and foreign exchange forward contracts were as follows (in thousands):

Three and Six Months Ended June 30, 2025
Interest rate swaps designated as accounting hedges
Loss recognized in other comprehensive income (loss), net	$(271)

Foreign exchange forward contracts not designated as accounting hedges
Gain recognized in other income (expense), net	$2,279
As of June 30, 2025, the amount the Company expects to reclassify out of accumulated other comprehensive income (loss) into earnings within the next twelve months is not material.
The Company’s valuation of the warrant liabilities utilized the Black-Scholes option-pricing model that relied on the following significant inputs:

	March 21, 2025	December 31, 2024

Stock price	$41	$48
Volatility	60%	60%
Risk-free rate	4%	4%
Dividend yield	0%	0%
As discussed in Note 11—Redeemable Convertible Preferred Stock, Redeemable Common Stock, and Stockholders’ Equity (Deficit), the warrant liabilities for the warrants for the Company's Class A common stock were remeasured immediately before modification when modified to equity classified warrants on March 21, 2025.

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Power Purchase Agreements – Asset	Warrant Liabilities	Power Purchase Agreements – Liability
Balance at December 31, 2024	$2,562	$199,645	$444
Adjustment to fair value	882	(26,837)	(17)
Reclassification	—	(172,808)	—
Balance at June 30, 2025	$3,444	$—	$427
Notes Receivable
Notes receivable are primarily related to the DCSP Financing Arrangements (as defined in Note 10—Debt) and are reported at their amortized costs basis. As of June 30, 2025 and December 31, 2024, the Company determined that the fair values of its notes receivable approximate the carrying values.
4. Business Combination
On May 5, 2025, the Company acquired all of the outstanding equity interests of Weights and Biases, Inc. ("Weights & Biases"), an AI developer platform. The transaction is expected to extend the Company's application software services offering to include additional developer-focused capabilities for the training of models and development of AI applications. The aggregate purchase consideration was $1.0 billion, which was comprised of the following (in thousands):

Cash paid by the Company	$96,498
Fair value of Class A common stock and restricted stock awards issued by the Company	928,900
Fair value of replacement restricted stock units	3,861
Total purchase price	$1,029,259
In connection with the acquisition, the Company entered into compensation arrangements for stock-based awards with a value totaling $123 million. Of this amount, $33 million was recognized in the total purchase price. $6 million was recognized as compensation expense on the acquisition date and $5 million was recorded as additional compensation expense during the three months ended June 30, 2025. The remaining compensation expense of $79 million will be recognized on a straight-line basis over the respective awards' remaining requisite service period. Certain stock-based awards are in the form of restricted stock awards (“RSAs”). The RSAs represent legally outstanding common shares that are subject to service-based vesting conditions and repurchase rights held by the Company, which lapse upon vesting.
The acquisition-related costs were $29 million, which was recorded in general and administrative expense in the condensed consolidated statements of operations during the three months ended June 30, 2025.
The allocation of the purchase price is preliminary and subject to change as the Company finalizes its assessment of the fair values of the assets acquired and liabilities assumed during the measurement period following the acquisition date. The preliminary fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Cash and cash equivalents	$50,792
Accounts receivable, net	13,418
Prepaid expenses and other current assets	2,205
Property and equipment, net	858
Operating lease right-of-use assets	1,080
Intangible assets, net	207,600
Goodwill	793,426
Other non-current assets	178
Total assets acquired	$1,069,557
Accounts payable	885
Accrued liabilities	7,036
Deferred revenue, current	25,414
Operating lease liabilities, current	283
Other current liabilities	31
Deferred revenue, non-current	309
Operating lease liabilities, non-current	797
Deferred tax liabilities, non-current	5,543
Total liabilities assumed	$40,298
Total purchase price	$1,029,259
The acquired assets and assumed liabilities were recorded at their estimated fair values. The following table presents the amounts allocated to the intangible assets identified as of the date of acquisition and the estimated useful lives (in thousands):

	Fair Value	Useful Lives (in years)
Customer relationships	$36,100	12
Developed technology	161,800	5 - 7
Trade name	9,700	5
Total	$207,600
The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Weights & Biases’ technology with the Company’s technology.
From the date of the acquisition, the financial results of Weights & Biases are not material to the Company’s consolidated financial statements. Pro forma revenue and net income have not been presented because the historical results would not have been material to the condensed consolidated financial statements in any period presented.

5. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024

Technology equipment	$13,170,295	$9,146,575
Software	459,742	139,508
Data center equipment and leasehold improvements	830,875	384,372
Furniture, fixtures, and other assets	12,949	8,684
Construction in progress	4,111,256	3,200,866
Total property and equipment	18,585,117	12,880,005
Less: accumulated depreciation and amortization	(1,953,607)	(965,231)
Total property and equipment, net	$16,631,510	$11,914,774
Depreciation and amortization on property and equipment was $553 million and $164 million for the three months ended June 30, 2025 and 2024, respectively, and $996 million and $243 million for the six months ended June 30, 2025 and 2024, respectively.
The Company capitalized $17 million and $6 million of software development costs during the three months ended June 30, 2025 and 2024, respectively, and $43 million and $12 million during the six months ended June 30, 2025 and 2024, respectively.
The Company capitalizes interest associated with the construction of data centers and purchases of related technology equipment. There was $23 million and $41 million of interest capitalized during the three months ended June 30, 2025 and 2024, respectively, and $36 million and $73 million of interest capitalized during the six months ended June 30, 2025 and 2024, respectively.
6. Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes to goodwill (in thousands):

Amount
Balance at January 1, 2025	$19,544
Addition	793,426
Balance at June 30, 2025	$812,970
There were no impairment charges recorded to goodwill for any of the periods presented.
Intangible Assets, Net
Intangible assets, net consisted of the following (dollars in thousands):

	June 30, 2025				December 31, 2024
	Weighted-Average Remaining Useful Lives (in years)	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net
Acquired technologies	5	$167,253	$(9,271)	$157,982	$5,453	$(3,611)	$1,842
Other (1)	10	49,697	(1,784)	47,913	3,897	(830)	3,067
Total		$216,950	$(11,055)	$205,895	$9,350	$(4,441)	$4,909
(1) Included in Other are customer relationships and trade names.

Amortization expenses for intangible assets were $6 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and $7 million and $1 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the expected future amortization expense related to intangible assets was as follows (in thousands):

Years Ending December 31,	Amount
Remaining portion of 2025	$18,940
2026	36,264
2027	36,250
2028	36,082
2029	36,069
Thereafter	42,290
Total expected future amortization expense	$205,895
7. Condensed Consolidated Balance Sheets Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024

Prepaid expenses	$114,367	$67,393
Strategic agreement contra-revenue asset	41,136	—
Other current assets	143,726	33,853
Total prepaid expenses and other current assets	$299,229	$101,246
Other Non-current Assets
Other non-current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024

Strategic agreement contra-revenue asset	$308,864	$—
Prepaid expenses	207,771	145,424
Strategic investments	117,220	102,220
Equity method investment	56,947	—
Notes receivable	56,862	107,597
Escrow funds	—	336,055
Other non-current assets	176,613	29,616
Other non-current assets	$924,277	$720,912

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024

Accrued purchases	$905,707	$105,733
Accrued interest	219,114	157,310
Other accrued liabilities	286,416	92,778
Total accrued liabilities	$1,411,237	$355,821
8. Leases
The Company enters into leases as a lessee for data centers, office buildings, and technology equipment.
Leases for offices generally have an initial term of three to ten years, often with multi-year renewal periods. Data center leases generally have an initial term from five to fifteen years, some of which include options to extend the leases for up to ten years.
The components of lease cost related to operating leases for the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$180,450	$65,781	$335,502	$100,757
Variable lease cost	57,851	10,524	101,780	13,438
Total lease cost	$238,301	$76,305	$437,282	$114,195
Supplemental condensed consolidated cash flow and other information related to operating leases for the periods presented were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$301,288	$79,428
Information relating to the lease term and discount rate for operating leases were as follows:

	June 30, 2025	December 31, 2024

Weighted-average remaining lease term (in years):
Operating leases	9	9
Weighted-average discount rate:
Operating leases	12%	12%

The future lease payments included in the measurement of the Company’s operating lease liabilities as of June 30, 2025, were as follows (in thousands):

Future Payments
Years Ending December 31,	Operating Leases
Remaining portion of 2025	$336,597
2026	683,723
2027	700,911
2028	710,950
2029	647,554
Thereafter	2,620,187
Total undiscounted lease payments	5,699,922
Less: imputed interest	(2,252,450)
Present value of lease liabilities	$3,447,472
As of June 30, 2025, the Company executed additional lease agreements, primarily for data centers and office buildings, that had not yet commenced. The aggregate amount of estimated future undiscounted lease payments associated with such leases is $34.0 billion. These leases will commence between 2025 and 2028 with estimated lease terms of four to 16 years. During the six months ended June 30, 2025, the Company modified certain agreements resulting in the termination of the related escrow agreements. As a result, $304 million of the cash held in escrow, inclusive of interest, was returned to the Company with the remaining escrow balance applied toward future lease payments at that time. These escrow funds were previously included within other non-current assets on the condensed consolidated balance sheets.
As of June 30, 2025, the Company had additional lease agreements for various data center locations with commencement dates subject to regulatory approvals and completion of landlord improvements. The Company may be required to make fixed lease payments of up to $0.9 billion over the next 13 years.
In April 2025, the Company entered into a finance lease for data center infrastructure assets with the DCSP (as defined in Note 10—Debt). Refer to Note 10—Debt for additional information.
The Company has entered into a lease agreement for various buildings located at a single site intended to be used as a data center. The agreement provides access to 133 MW of electrical power, which is expected to be delivered in phases in 2026. The Company will make contractual rent payments based on construction costs incurred by the lessor. The total contractual rent payments range from $3.8 billion to $4.8 billion over the 15 year term of this lease.
Additionally, the Company has entered into lease agreements whereby the Company will pay a portion of the construction costs incurred by the lessor during the construction period and during the lease term, which are considered variable lease payments. These lease agreements provide access to 135 MW of electrical power, which is expected to be delivered in phases between 2025 and 2027.
The Company will assess lease classification upon lease commencement.
Unconsolidated Joint Venture
In June 2025, the Company entered into a joint venture (the “JV”) with a third-party infrastructure developer to support the acquisition and development of a multi-phase data center campus in Kenilworth, New Jersey. Upon formation, the third-party infrastructure developer obtained an 85% equity interest while the Company holds the remaining 15% equity interest in the JV. The Company contributed net assets worth $57 million for its 15% equity interest. The JV will construct and develop the campus using a combination of additional debt and equity capital.
The Company accounts for its unconsolidated investment in the JV as an equity method investment included in other non-current assets on the condensed consolidated balance sheets. The carrying amount of the Company’s investment in the JV is $57 million as of June 30, 2025.

9. Commitments and Contingencies
Letters of Credit
As of June 30, 2025 and December 31, 2024, the Company had outstanding Letters of Credit (“LOC”) associated with its lease agreements in the aggregate amount of $272 million and $533 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had not drawn on any of these LOC and was in compliance with the terms and conditions set forth by the financial institution. These LOC renew annually and expire on various dates through 2041. The Company also has a LOC arrangement associated with its debt agreements. Refer to Note 10—Debt for additional information.
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
Litigation
From time to time, the Company may be subject to various proceedings, lawsuits, disputes, or claims in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that would, individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows. As of June 30, 2025 and December 31, 2024, the Company has not accrued any material potential loss.

10. Debt
The total debt obligations are as follows (dollars in thousands):

	Maturities	Effective Interest Rates	June 30, 2025	December 31, 2024

DDTL 1.0 Facility	March 2028	15%	$1,782,500	$2,012,500
DDTL 2.0 Facility	May 2029	11%	4,953,967	3,843,819
2030 Senior Notes	June 2030	10%	2,000,000	—
2024 Term Loan Facility	April 2025	12%	—	1,000,000
Revolving Credit Facility	June 2027	7%	450,000	—
OEM Financing Arrangements	March 2026 – May 2028	9-10%	1,728,388	1,177,158
Magnetar Loan	January 2029	12%	256,630	—
Total principal of debt			11,171,485	8,033,477
Less: Unamortized discount and issuance costs			(119,984)	(107,137)
Total debt, net of unamortized discount and issuance costs			11,051,501	7,926,340
Less: Debt, current			(3,627,664)	(2,468,425)
Total debt, non-current			$7,423,837	$5,457,915
As of June 30, 2025, the future principal payments for the Company’s total debt were as follows (in thousands):

Years Ending December 31,	Amount
Remaining portion of 2025	$986,052
2026	4,218,457
2027	2,833,142
2028	1,010,054
2029	123,780
Thereafter	2,000,000
Total	$11,171,485
The total interest expense for the Company’s debt obligations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Contractual interest expense	$250,312	$100,237	$483,084	$164,859
Amortization of debt discounts and issuance costs and accretion of redemption premiums	29,036	7,547	66,727	15,605
Less: capitalized interest	(23,186)	(40,687)	(36,278)	(72,864)
Total	$256,162	$67,097	$513,533	$107,600
As of June 30, 2025, the Company's weighted-average interest rate on short-term debt instruments, which was comprised of the Magnetar Loan, and certain of the OEM Financing Arrangements, was 12.3%. As of December 31, 2024, the Company's weighted-average interest rate on short-term debt instruments, which was comprised of the 2024 Term Loan Facility, was 9.6%.

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
Under the DDTL 2.0 Facility, additional loans may be drawn until June 2025, with an option to extend the commitment period by three months subject to lender consent. In June, 2025, the Company extended the commitment period to September, 2025. The principal amount of the DDTL 2.0 Facility is required to be repaid in quarterly installments, beginning in January 2026, with the final balloon payment due five years after the applicable loan was funded. The total loans available are constrained by the purchase price of assets for which the loans are being used to finance with such percentage based upon the depreciable cost of graphics processing unit ("GPU") servers.
The Company’s DDTL 1.0 Facility and DDTL 2.0 Facility require the Company to maintain certain restricted cash balances. The Company is required to maintain restricted cash equal to 4.00% of the drawn balance on the DDTL 1.0 Facility, but in no event greater than $56 million. As of each of June 30, 2025 and December 31, 2024, $56 million was restricted cash in relation to the DDTL 1.0 Facility. Prior to the IPO, the Company was required to maintain restricted cash equal to 2.00% of the drawn balance on the DDTL 2.0 Facility, which was $77 million as of December 31, 2024. In connection with the IPO, the restricted cash requirement was reduced to 1.00% of the drawn balance on the DDTL 2.0 Facility, which was $50 million as of June 30, 2025.
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
Revolving Credit Facility
In June 2024, and as amended in October and December 2024, the Company entered into a senior secured revolving credit facility (as amended, the "Revolving Credit Facility") with a capacity of $650 million. The Revolving Credit Facility matures on June 21, 2027. The Revolving Credit Facility included a $175 million letter of credit sub-facility. The letter of credit sub-facility entered into by the Company reduces the available borrowing capacity under the Revolving Credit Facility. In May 2025, the Company upsized the Revolving Credit Facility with a capacity of $1.5 billion. With the upsize of the Revolving Credit Facility, the letter of credit sub-facility increased to $350 million. As of June 30, 2025 and December 31, 2024, the amounts associated with outstanding letters of credit were $11 million and $0 million, respectively.
As of December 31, 2024, the Company had not drawn on the Revolving Credit Facility. As of June 30, 2025, the Company had drawn $450 million and had $1.0 billion of remaining capacity under the Revolving Credit Facility (after giving effect to the outstanding letters of credit). Obligations outstanding under the Revolving Credit Facility are secured by pledges of certain assets as collateral. The Company is required to pay a fee of 0.25% per annum on the average undrawn commitment.
2030 Senior Notes
In May 2025, the Company issued $2.0 billion in aggregate principal amount of senior notes due 2030 (the "2030 Senior Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Senior Notes were issued pursuant to an indenture, dated as of May 27, 2025 (the "Indenture"). The proceeds from the issuance of the 2030 Senior Notes were retained for general corporate purposes. In conjunction with the issuance of the 2030 Senior Notes, the Company capitalized $37 million in debt issuance costs.
The 2030 Senior Notes are unsecured obligations. The 2030 Senior Notes will mature on June 1, 2030 and bear interest at a rate of 9.25% per annum, payable semi-annually in cash in arrears on June 1 and December 1 of each year, beginning on December 1, 2025.

The Company may redeem all or a portion of the 2030 Senior Notes at any time prior to June 1, 2027 at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest and a "make-whole" premium as provided in the Indenture. The Company may redeem all or a portion of the 2030 Senior Notes at any time on or after June 1, 2027 at the redemption prices set forth in the Indenture. At any time prior to June 1, 2027, up to 40% of the aggregate principal amount of the 2030 Senior Notes may be redeemed with the net cash proceeds from certain equity offerings, at the redemption price specified in the Indenture.
The 2030 Senior Notes includes customary terms and covenants, including certain events of default, after which the 2030 Senior Notes may be due and payable immediately. In addition, if the Company experiences certain change of control events, as described in the Indenture, the Company will be required to make an offer to repurchase some or all of the 2030 Senior Notes at a price equal to 101% of the principal amount of the 2030 Senior Notes to be repurchased plus accrued and unpaid interest.
2024 Term Loan Facility
In December 2024, the Company entered into a credit agreement providing for a $1.0 billion term loan facility (the "2024 Term Loan Facility") consisting of (i) a $229 million secured facility and (ii) a $771 million unsecured facility. In connection with the IPO, the maturity date of the 2024 Term Loan Facility was accelerated, and it was repaid on April 11, 2025.
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
In February 2025, the MagAI Capacity Agreement was amended to provide certain termination for convenience rights to both MagAI Ventures and the Company. As a result of the amendment, the Company now considers the refundable deposit received from Magnetar to be in-substance debt (the "Magnetar Loan") under ASC 470, Sale of Future Revenue, and has reclassified the balance to debt, current on the condensed consolidated balance sheets. No services had been provided under the MagAI Capacity Agreement as of June 30, 2025.
As of June 30, 2025, the $230 million refundable deposit remains available for cloud computing services for MagAI Ventures' portfolio companies. Upon such termination by either party, the unused portion of the $230 million deposit will be refunded along with a specified multiplier that increases over the term of the arrangement that equates to a 12% annual rate of return. As of June 30, 2025, the Company had $257 million classified as debt, current, including $27 million of redemption premiums, on the condensed consolidated balance sheets. The accretion of the redemption premiums was recognized in interest expense, net in the condensed consolidated statements of operations during the six months ended June 30, 2025.

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
For the three and six months ended June 30, 2024, the Company recorded losses related to the fair value adjustment of these derivative liabilities of $262 million and $344 million, respectively. During the three and six months ended June 30, 2024, total interest costs for the 2021 Convertible Senior Secured Notes were $3 million and $6 million, respectively, comprised of coupon interest of $1 million and $3 million, respectively, and amortization of debt discounts and issuance costs of $2 million and $3 million, respectively.
OEM Financing Arrangements
The Company entered into various agreements with original equipment manufacturers (the "OEM Financing Arrangements"), whereby the Company obtained financing for certain equipment with an aggregate notional balance of $2.2 billion and $1.3 billion as of June 30, 2025 and December 31, 2024, respectively. The Company granted a security interest for the financed equipment related to these financing agreements. These agreements generally have terms between two to three years.
DCSP Financing Arrangements
In June 2023, the Company entered into a service agreement (the "DCSP Service Agreement") with a data center service provider (the "DCSP"). Under the DCSP Service Agreement, the DCSP will design, purchase, build, and manage a data center providing access to up to 78 MW of electrical power to be delivered in phases. Separately, during the year ended December 31, 2024, the Company purchased $116 million of critical infrastructure assets to support the data center site (the “Existing Critical Infrastructure Assets”).
In October 2024, the Company, as a lender, entered into a Senior Secured Delayed Draw Term Loan Credit Agreement (the “DCSP Note Receivable,” and collectively, with the DCSP Service Agreement, the “DCSP Financing Arrangements”) with the DCSP to facilitate the purchase of critical infrastructure assets. The DCSP Note Receivable provides for a total commitment of up to $305 million in delayed draw term loan funding for a term of seven years with a stated interest rate of 13.00% per annum.
The DCSP Note Receivable is secured by the new and existing critical infrastructure assets that support current and future phases of the build out at the data center and is prepayable at any time by the DCSP with no penalty.
The DCSP has borrowed under the DCSP Note Receivable to settle amounts previously advanced to the DCSP by the Company, finance purchases of additional critical infrastructure assets, and purchase the Existing Critical Infrastructure Assets. Under the terms of the DCSP Service Agreement, the Company continues to control the Existing Critical Infrastructure Assets and the Company recorded a financing obligation related to the consideration received for the Existing Critical Infrastructure Assets. The financing obligation is payable over a term of 14 years and has an imputed interest rate of 15%. The Existing Critical Infrastructure Assets are included in property and equipment, net, on the condensed consolidated balance sheets and are depreciated over their estimated useful life.
Additionally, the Company entered into a lease for data center infrastructure assets with the DCSP. The arrangement commenced in April 2025 and is accounted for as a finance lease, with an initial term of 14 years and an imputed interest rate of 13%. The Company recorded finance lease right-of-use assets acquired through lease liability of $123 million for the six months ended June 30, 2025 associated with this arrangement. For the three and six months ended June 30, 2025, amortization expense recognized related to this finance lease right-of-use asset was not material.

As of June 30, 2025, the future payments under the financing obligation and finance lease due to the DCSP were as follows (in thousands):

Years Ending December 31,	Financing obligation	Finance lease
Remaining portion of 2025	$9,835	$9,360
2026	19,658	18,720
2027	19,645	18,720
2028	19,630	18,720
2029	19,616	18,720
Thereafter	175,800	168,480
Total future payments	264,184	252,720
Less: amount representing interest	(149,548)	(130,350)
Total	114,636	122,370
Less: current portion	(2,910)	(3,682)
Long-term portion	$111,726	$118,688
The DCSP Financing Arrangements allow for the net settlement of amounts due between the parties and meet the criteria for right of setoff in accordance with ASC 210, Balance Sheet. As of June 30, 2025, the gross amount of the DCSP Note Receivable was $288 million, which is presented net of the financing obligation and finance lease of $237 million. As of December 31, 2024, the gross amount of the DCSP Note Receivable was $224 million, which is presented net of the financing obligation of $116 million. The Company did not recognize any interest income during the year ended December 31, 2024, as the Company did not expect to be entitled to the accrued interest. The Company began recognizing interest income associated with this arrangement in March 2025. For the three and six months ended June 30, 2025, the Company recognized $6 million and $9 million of interest income in other income (expense), net in the condensed consolidated statements of operations, respectively. The total interest expense related to the financing obligation and finance lease associated with this arrangement for the three and six months ended June 30, 2025 was $8 million and $12 million, respectively.
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
As of June 30, 2025, there were no shares of redeemable convertible preferred stock issued and outstanding.
As discussed in Note 1—Overview and Summary of Significant Accounting Policies, in connection with the IPO, all shares of the Company's Series Seed, Series A, Series B, and Series B-1 redeemable convertible preferred stock then outstanding, totaling 155,111,700 shares, were automatically converted into an equivalent number of shares of Class A common stock. The carrying value of $559 million was reclassified into stockholders' equity (deficit). All shares of Series C redeemable convertible preferred stock then outstanding, totaling 29,523,120 shares, were automatically converted into 29,874,066 shares of redeemable Class A common stock.

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
The redeemable Class A common stock is subject to a right to be “put” to the Company on the first trading day immediately after the second anniversary of the closing of the IPO (the “Put Right”). Upon exercise of the Put Right, holders of these shares would be entitled to receive from the Company an amount in cash equal to the original issue price per share of the Series C redeemable convertible preferred stock of $38.95 per share, representing an aggregate price of $1.2 billion. The carrying value of $1.2 billion was reclassified from redeemable convertible preferred stock to redeemable Class A common stock and continues to be classified as mezzanine equity due to the shares being redeemable outside of the Company’s control, as the related Put Right remains outstanding and unexercised. Ongoing accretion is recorded to bring the carrying value of the redeemable Class A common stock to its redemption value over time, consistent with the original terms of the Series C redeemable convertible preferred stock. Redeemable Class A common stock approximates its redemption value. The Company did not record accretion during the three months ended June 30, 2025 as it was no longer considered probable that the Put Right would become redeemable.
The rights of the holders of the Company’s redeemable Class A common stock are identical to the Company’s Class A common stock, except with respect to the Put Right. The Put Right with respect to each share is subject to a lock-up period after the IPO and will automatically terminate upon the expiration of such period if either (i) the share is assigned, sold, or transferred publicly, or (ii) the Company’s Class A common stock has a 20-day volume-weighted average price in any consecutive 30 trading day period of at least 175% of the Series C redeemable convertible preferred stock original issue price of $38.95 per share after the IPO and on or before the second anniversary of the closing of the IPO, which is in March 2027. Upon termination of the Put Right, the redeemable Class A common stock will be reclassified into Class A common stock within stockholders’ equity (deficit). As of June 30, 2025, the shares were still subject to a lock-up period and the Put Right.
As of June 30, 2025 and December 31, 2024, there were 29,874,066 and no shares of redeemable Class A common stock issued and outstanding, respectively.
Dividends
Holders of the redeemable convertible preferred stock were entitled to participate in any dividends distributed to holders of common stock, as if converted.
Holders of the Series C redeemable convertible preferred stock were entitled to a cumulative dividend that accrued from day-to-day at a rate of 10% per annum of the accumulated stated value, equal to $38.95 per share (the accumulated stated value is the defined “original issue price” at the time of conversion). Cumulative dividends were payable quarterly from the time the shares were issued until the completion of an IPO. These dividends could be paid in cash or in kind by being added to the accumulated stated value. After the IPO and conversion to redeemable Class A common stock, these dividend rights ceased, and there were no accrued and unpaid dividends as of June 30, 2025. For the three months ended June 30, 2025 and 2024, no cash dividends were paid by the Company. For the six months ended June 30, 2025 and 2024, the Company paid total cash dividends of $29 million and $0 million, respectively. In addition, for the three and six months ended June 30, 2024, the Company issued a paid-in-kind dividend, which was recognized at fair value of $16 million.
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of preferred stock with a par value of $0.000005 per share with rights and preferences, including voting rights, designated from time to time by the Company's board of directors (the "Board"). As of June 30, 2025, there were no shares of preferred stock issued and outstanding.

Common Stock
As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 3,400,000,000 and 690,680,000 shares of common stock, respectively, with a par value of $0.000005 per share. During the year ended December 31, 2024, the Company’s certificate of incorporation was amended such that the Company’s common stock consisted of Class A common stock and Class B common stock. In March 2025, the Company’s certificate of incorporation was amended such that the Company’s common stock consisted of Class A common stock, Class B common stock, and Class C common stock. As of June 30, 2025, there were no shares of Class C common stock issued and outstanding. Common stockholders are entitled to receive any dividends if and when declared by the Board, and upon liquidation or dissolution, are also entitled to receive all assets legally available for distribution to stockholders, ratably in proportion to the number of shares held, subject to the rights of preferred stockholders (if then outstanding). As of June 30, 2025 and December 31, 2024, no dividends on the Company’s common stock had been declared by the Board.
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
Warrants to Purchase Common Stock
As of December 31, 2024, the Company had outstanding warrants to purchase shares of the Company’s Class A common stock that were classified as liabilities. These warrants were issued in connection with the 2022 Senior Secured Notes, as disclosed in the Company’s Prospectus. As of December 31, 2024, the fair value of the warrant liabilities was $200 million and was included within derivative and warrant liabilities on the condensed consolidated balance sheets. The Company recorded a loss related to the fair value adjustment of these warrant liabilities of $49 million and $64 million within gain (loss) on fair value adjustments in the condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively.
On March 21, 2025, the Company executed an amendment with the warrant holders to fix the exercise price to $1.5495 per share, subject to adjustments for standard anti-dilution adjustments. As a result of the amendment, the Company concluded that the warrants met the requirements for equity classification for contracts that are indexed to the Company’s own stock. The Company recognized a gain of $29 million for the final fair value adjustment pre-modification, and a loss of $2 million in connection with the modification and fixing of the exercise price, which were recorded in gain (loss) on fair value adjustments in the condensed consolidated statements of operations for the six months ended June 30, 2025, and reclassified the final value of the warrants to additional paid-in capital. Refer to Note 3—Fair Value Measurements for further details.
2019 Stock Option Plan and 2025 Equity Incentive Plan
In July 2019, the Company adopted a stock option plan (the “2019 Plan”). The purpose of the 2019 Plan is to provide incentives to attract, retain, and motivate eligible persons whose potential contributions are important to the success of the Company by offering those eligible persons an opportunity to participate in the Company’s future performance through the grant of awards of common stock. The total number of shares authorized by the Board to be issued under the 2019 Plan was 73,637,600 shares as of December 31, 2024. Prior to the Company’s IPO, in the event that shares previously issued under the 2019 Plan were reacquired by the Company pursuant to a forfeiture provision, right of first refusal, or repurchase by the Company, such shares were added back to the number of shares then available for issuance under the 2019 Plan. As of December 31, 2024, 3,750,480 shares were available for issuance under the 2019 Plan. In March 2025, in connection with the IPO and the adoption of the 2025 Plan (as defined below), the Company ceased granting awards under the 2019 Plan. Following the effective date of the 2025 Plan, any outstanding awards granted under the 2019 Plan remain subject to the terms of the 2019 Plan, and any shares that are forfeited or repurchased by the Company under the 2019 Plan will be automatically transferred to be available for issuance under the 2025 Plan.

In March 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”) as a successor to the 2019 Plan, which became effective in connection with the IPO. The 2025 Plan authorizes the award of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), restricted stock awards ("RSAs"), stock appreciation rights, and RSUs, as well as performance and stock bonus awards. Pursuant to the 2025 Plan, the ISOs may be granted only to employees of the Company, while all other award types may be granted to employees, directors, and consultants. A total of 50,000,000 shares of the Company’s Class A common stock were initially reserved, plus any reserved shares of Class A common stock not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2025 Plan. The number of shares reserved for issuance under the 2025 Plan will increase automatically on January 1 of each of 2026 through 2035 by the number of shares equal to the lesser of (a) five percent of the aggregate number of outstanding shares of all classes of common stock plus the total number of shares of Class A common stock issuable upon conversion of preferred stock (if any), in each case as of the immediately preceding December 31, or (b) such number of shares of Class A common stock as may be determined by the Board or the compensation committee of the Board (the "Compensation Committee"). In the event that shares previously issued under the 2025 Plan are reacquired by the Company pursuant to a forfeiture provision, right of first refusal, or repurchase by the Company, such shares shall be added back to the number of shares then available for issuance under the 2025 Plan. As of June 30, 2025, 47,536,236 shares were available for issuance under the 2025 Plan.
The Company may grant stock options to employees, contractors, or other entities in order to incentivize them to increase their efforts on behalf of the Company and to promote the success of the Company’s business. Stock options may be treated as ISO or NQSO depending on the specific circumstances of an optionee’s relationship with the Company and the number of stock options vesting or exercised in a calendar year. Stock options granted under the 2019 and 2025 Plans generally vest either over a three-year or four-year period. The Company may award stock options that are immediately exercisable, subject to a repurchase right. The Company may also grant stock options that allow for acceleration of vesting. The stock options granted under the 2019 and 2025 Plans will expire after ten years from the time of their grant. The Company issues Class A common stock upon the exercise of stock options. Pursuant to the equity exchange agreement between the Company and each of its co-founders, each co-founder has the right to exchange any shares of Class A common stock received upon the exercise of certain option awards granted prior to September 2024 and held by such co-founder into an equal number of shares of Class B common stock.
Stock Options
The following table summarizes stock option activity under the 2019 Plan (share data and aggregate intrinsic value in thousands):

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2025	47,219	$1.74	7	$2,163,455
Granted	—	—
Exercised	(2,950)	1.53
Forfeited, expired, or canceled	(164)	6.62
Outstanding at June 30, 2025	44,105	$1.74	7	$7,114,827
Vested and expected to vest at June 30, 2025	44,105	$1.74	7	$7,114,827
Exercisable at June 30, 2025	31,596	$1.14	6	$5,116,131
The table above does not include 375,000 options outstanding as of June 30, 2025 that were issued in connection with the 2021 Convertible Senior Secured Notes. Refer to Note 14—Related-Party Transactions for additional information.
The Company did not grant any stock options during the six months ended June 30, 2025 and 2024.
The aggregate grant date fair value of stock options vested during the six months ended June 30, 2025 and 2024 was and $18 million and $18 million, respectively.
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024, was $170 million and $14 million, respectively. The intrinsic value for options exercised is the difference between the estimated fair value of the stock and the exercise price of the stock option at the date of exercise.

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
The purchase price for shares purchased under the 2025 ESPP during any given purchase period is 85% of the lesser of the fair market value of the Company’s Class A common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable purchase period. Each offering period may itself consist of one or more purchase periods. The 2025 ESPP has an initial offering period beginning on March 28, 2025 and ending on November 15, 2025, with a purchase date of November 15, 2025. The initial enrollment period began on the date of the IPO and ended on April 18, 2025. As of June 30, 2025, $2 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and the open enrollment period. As of June 30, 2025, no shares of Class A common stock have been purchased under the 2025 ESPP. Stock-based compensation expense during the three months ended June 30, 2025 and unrecognized stock-based compensation expense as of June 30, 2025 related to the 2025 ESPP were not material.
Restricted Stock Units
RSUs granted typically vest over four years. The following table summarizes restricted stock unit activity under the 2019 and 2025 Plans (share data in thousands):

	Shares	Weighted- Average Fair Value Per Share
Balance at January 1, 2025	15,455	$38.80
Granted	13,188	62.39
Vested	(2,599)	33.36
Forfeited, expired, or canceled	(367)	36.57
Unvested balance at June 30, 2025	25,677	$51.50
Vested and not yet settled	9	45.96
Outstanding at June 30, 2025	25,686	$51.50
Restricted Stock Awards
During the three and six months ended June 30, 2025, 1,602,257 RSAs were granted in connection with the acquisition of Weights & Biases. These awards typically vest over a four-year service period. The grant date fair value of the RSAs was based on the Company’s closing stock price on the grant date and is recognized as stock-based compensation expense over the vesting period. As of June 30, 2025, 1,460,477 of these RSAs remained unvested. Refer to Note 4—Business Combination for additional information.
Stock-Based Compensation Expense
As of June 30, 2025, unrecognized stock-based compensation expense related to unvested stock options was $73 million, which is expected to be recognized over a weighted-average period of two years.

As of June 30, 2025, unrecognized stock-based compensation expense related to unvested RSUs and RSAs was $1.1 billion, which is expected to be recognized over a weighted-average period of three years.
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Cost of revenue	$2,701	$350	$5,394	$738
Technology and infrastructure	47,683	2,080	102,282	4,437
Sales and marketing	8,494	848	11,314	1,715
General and administrative	86,127	4,382	209,988	8,959
Total stock-based compensation expense (1) (2)	$145,005	$7,660	$328,978	$15,849
(1) Stock-based compensation expense was net of capitalized costs primarily related to the development of internal-use software of $12 million and $2 million during the three months ended June 30, 2025 and 2024, respectively, and $31 million and $4 million during the six months ended June 30, 2025 and 2024, respectively.
(2) The Company recognized no and $177 million of stock-based compensation expense, net of no and $17 million of capitalized costs primarily related to the development of internal-use software, during the three and six months ended June 30, 2025, respectively, associated with vested RSUs as a result of the satisfaction of the liquidity-event performance-based vesting condition which was satisfied in connection with the IPO.
12. Income Taxes
The Company's effective tax rate was (20)% and (14)% for the three months ended June 30, 2025 and 2024, respectively, and (18)% and (14)% for the six months ended June 30, 2025 and 2024, respectively.
The Company computed its provision for income taxes for interim periods by applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items. However, the Company computed its provision for income taxes based on the year-to-date actual effective tax rate for the three and six months ended June 30, 2024, because the forecasted annual effective tax rate was highly sensitive to fluctuations in pre-tax income and a reliable estimate of the annual effective tax rate could not be made. The Company recorded income tax expense in all periods presented despite experiencing pre-tax losses primarily due to nondeductible losses on fair value adjustments and projected limitations on the Company's ability to realize certain tax benefits, which has resulted in the Company maintaining a full valuation allowance on its U.S. deferred tax assets. The increase in year-over-year income tax expense primarily resulted from an increase in pre-tax income excluding these nondeductible losses and the inability to record a net benefit from deferred tax assets generated.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator:
Net loss	$(290,509)	$(323,021)	$(605,150)	$(452,269)
Dividends and accretion on Series C redeemable convertible preferred stock	—	(15,596)	(28,722)	(15,596)
Net loss attributable to common stockholders, basic	$(290,509)	$(338,617)	$(633,872)	$(467,865)
Change in fair value of common stock warrants	—	—	(26,845)
Net loss attributable to common stockholders, diluted	$(290,509)	$(338,617)	$(660,717)	$(467,865)
Denominator:
Weighted-average shares used in computing net loss attributable to common stockholders, basic	486,591	209,626	366,765	209,560
Effect of dilutive securities:
Common stock warrants	—	—	1,842	—
Weighted-average shares used in computing net loss attributable to common stockholders, diluted	486,591	209,626	368,607	209,560
Net loss per share attributable to common stockholders, basic	$(0.60)	$(1.62)	$(1.73)	$(2.23)
Net loss per share attributable to common stockholders, diluted	$(0.60)	$(1.62)	$(1.79)	$(2.23)

The number of securities that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows (in thousands):

	As of June 30,
	2025	2024

Redeemable convertible preferred stock	—	188,684
Outstanding convertible notes	—	24,544
Outstanding stock options	44,480	49,949
Outstanding RSUs and RSAs	27,146	—
Outstanding warrants to purchase common stock	4,337	4,337
ESPP	147	—
Total	76,110	267,514
The table above does not include 5,248,300 RSUs outstanding as of June 30, 2024 because these awards were subject to a performance-based vesting condition that was not considered probable as of that date.
14. Related-Party Transactions
The Company has entered into certain transactions, as further described below, with Magnetar Financial LLC (“Magnetar”) and certain funds or accounts managed or advised by Magnetar, and such funds or accounts collectively held a significant equity interest in the Company.

Senior Secured Notes
In connection with the issuance of the 2021 Convertible Senior Secured Notes in October 2021, the Company granted Magnetar an option to purchase up to $15 million of the Company’s Class A common stock at the IPO price, which is equal to 375,000 shares at the IPO price of $40.00 per share, which is exercisable until the one-year anniversary of the IPO. As of June 30, 2025, this option is still outstanding and has not been exercised.
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
Redeemable Convertible Preferred Stock Financing
Between April 2023 and May 2024, the Company issued a number of shares of different classes of redeemable convertible preferred stock, some of which were acquired by certain of the Company’s directors, holders of more than 5% of the Company’s outstanding capital stock, and their affiliates or funds or accounts managed thereby. As described in Note 11—Redeemable Convertible Preferred Stock, Redeemable Common Stock, and Stockholders’ Equity (Deficit), the shares of redeemable convertible preferred stock were converted in connection with the IPO.
Delayed Draw Term Loan Facilities
As of June 30, 2025 and December 31, 2024, $388 million and $438 million in aggregate principal amount, respectively, of the DDTL 1.0 Facility was outstanding and held by funds or accounts managed or advised by Magnetar. The Company has paid to funds or accounts managed or advised by Magnetar $30 million and $5 million in principal and incurred $14 million and $18 million in interest expense for the three months ended June 30, 2025 and 2024, respectively. The Company has paid to funds or accounts managed or advised by Magnetar $55 million and $5 million in principal and incurred $29 million and $31 million in interest expense for the six months ended June 30, 2025 and 2024, respectively. Refer to Note 10—Debt for additional information.
As of June 30, 2025 and December 31, 2024, $137 million and $106 million of the DDTL 2.0 Facility was outstanding and held by funds or accounts managed or advised by Magnetar, respectively. The Company has not made principal payments on the DDTL 2.0 Facility as of June 30, 2025. The Company incurred $3 million and $6 million, respectively, in interest expense for the three and six months ended June 30, 2025, respectively, and none for the three and six months ended June 30, 2024, associated with amounts held by funds or accounts managed or advised by Magnetar. Refer to Note 10—Debt for additional information.
Magnetar Loan
In connection with the MagAI Capacity Agreement with MagAI Ventures, the Company had $257 million outstanding under the Magnetar Loan as of June 30, 2025. The deposit of $230 million was previously classified within other current liabilities on the condensed consolidated balance sheets as of December 31, 2024. The Company incurred $8 million and $27 million, respectively, in interest expense in connection with the Magnetar Loan for the three and six months ended June 30, 2025. Refer to Note 10—Debt for additional information.
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

Unconsolidated Joint Venture
In June 2025, the Company entered into a forward-starting lease and a development management agreement in connection with the JV, which is an unconsolidated subsidiary of the Company and a related party. These agreements are deemed to be priced at market terms as they were negotiated as part of an arms-length negotiations with the other investor in the JV. During the three and six months ended June 30, 2025, the Company did not recognize any income or expenses in the condensed consolidated statements of operations pursuant to these agreements. Refer to Note 8—Leases for additional information.
15. Geographic Information
Revenue by geography is based on the address of the customer as specified in the Company's customer contracts. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$1,147,655	$370,107	$2,077,079	$547,071
All other countries	65,133	25,264	117,341	36,984
Total revenue	$1,212,788	$395,371	$2,194,420	$584,055

The Company's long-lived assets are attributed to a country based on the physical location of the assets. It defines long-lived assets as property and equipment and operating lease right-of-use assets because many of these assets cannot be readily moved and are relatively illiquid, subjecting them to geographic risk.
As of June 30, 2025 and December 31, 2024, 87% and 90%, respectively, of the Company's long-lived assets were located in the United States, and no other single country accounted for more than 10% of these assets.
16. Subsequent Events
In July 2025, the Company entered into a definitive agreement to acquire Core Scientific, Inc., a leading data center infrastructure provider, in an all-stock transaction (the “Transaction”). The Transaction is expected to help the Company verticalize its data center footprint to support revenue growth and improve operational profitability. The Transaction is expected to close in the fourth quarter of 2025, subject to shareholder and regulatory approval.
In July 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA amends key provisions of the tax code, including modifications to bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, the Company is still evaluating all deferred tax balances under the newly enacted tax law and any other changes required to its financial statements as a result of the OBBBA, which will be reflected on the Company's Quarterly Report on Form 10-Q for the three and nine months ending September 30, 2025.
In July 2025, the Company entered into an additional Delayed Draw Term Loan 3.0 Facility (as amended, the “DDTL 3.0 Facility”), which provided for a delayed draw term loan facility of up to $2.6 billion. The Company intends to use borrowings under the DDTL 3.0 Facility to fund the purchase and maintenance of certain equipment, hardware, infrastructure and other systems to be utilized by the Company in order to provide a strategic customer with certain services ordered by such strategic customer. The Company will pay interest at a rate per annum equal to daily compounded SOFR plus an applicable margin of 4.00%. The Company is required to pay an undrawn fee of 0.50% per annum on the average daily undrawn portion of the DDTL 3.0 Facility. The Company will commence repayments of the DDTL 3.0 Facility on the first monthly payment date on or after April 1, 2026. Any remaining unpaid principal is due on the term maturity date of August 21, 2030. The Company's DDTL 3.0 Facility requires the Company to maintain certain restricted cash balances based on a yearly schedule.
In July 2025, the Company closed a private placement of $1.8 billion aggregate principal amount of 9.00% senior notes due 2031 (the "2031 Senior Notes"). The Company intends to use the proceeds for general corporate purposes. The 2031 Senior Notes and related guarantees were offered only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons pursuant to Regulation S under the Securities Act.

In July 2025, the Company entered into additional financing agreements with an OEM. The financing agreements have an aggregate notional balance of $172 million. The financing arrangements have terms of three years. The Company granted a security interest for the financed equipment.
In August 2025, the Company entered into additional lease agreements, primarily for data centers and storage facilities, that have not yet commenced. The aggregate amount of estimated future undiscounted lease payments associated with such leases is $11.9 billion. These leases are expected to commence between 2025 and 2027 with estimated lease terms of ten years to 16 years.

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
Recent Developments
Initial Public Offering
In March 2025, we completed our IPO, in which we issued and sold an aggregate of 36,590,000 shares of our Class A common stock at a public offering price of $40.00 per share. We received aggregate proceeds of $1.4 billion after deducting the underwriting discounts and commissions and offering expenses payable by us. In connection with a commercial agreement with a strategic customer to provide AI infrastructure services, we also issued 8,750,000 shares of Class A common stock on March 31, 2025, with an aggregate value of $350 million at the time of issuance based on a price per share equal to the IPO price. In April 2025, the underwriters exercised a portion of their over-allotment option and purchased from us an additional 1,760,000 shares of Class A common stock at the IPO price, which resulted in net proceeds to us of $68 million after deducting the underwriting discounts and commissions.

Business Combinations
On May 5, 2025, we acquired all of the outstanding equity interests of Weights and Biases, Inc., an AI developer platform. The aggregate purchase consideration was $1.0 billion in cash, stock, and fair value replacement of restricted stock units. Refer to Note 4—Business Combination to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
On July 7, 2025, we entered into a definitive agreement to acquire Core Scientific, Inc. ("Core Scientific"), a leading data center infrastructure provider, in an all-stock transaction (the “Core Scientific Acquisition”). The Core Scientific Acquisition is expected to help us verticalize our data center footprint to support revenue growth and improve operational profitability. The Core Scientific Acquisition is expected to close in the fourth quarter of 2025, subject to regulatory and Core Scientific stockholder approval and certain other closing conditions.
Components of Results of Operations
Revenue
We generate revenue by providing our customers with cloud computing services, including compute enabled by our software and infrastructure optimized for AI and high-performance computing. Our customers purchase our CoreWeave Cloud Platform services through either committed contracts or on an on-demand basis. Our revenue primarily comes from committed contracts.

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
We expect our cost of revenue to increase in absolute dollar terms as we continue to grow our platform and expand our customer base. However, we anticipate that cost of revenue may fluctuate as a percentage of revenue in the future due to the timing of when data centers go live, and we achieve economies of scale and operational efficiencies.
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

Sales and Marketing
Sales and marketing expense consists of personnel costs associated with selling and marketing our CoreWeave Cloud Platform, such as salaries, stock-based compensation expense, commissions, bonuses, travel expenses, and other related expenses, third-party professional services costs, allocated overhead, and advertising costs associated with marketing programs. We expect our sales and marketing expense to increase in absolute dollars as we grow our brand and expand our customer footprint.
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
We expect to continue incurring additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance and professional services.
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

Other Income (Expense), Net
Other income (expense), net consists of investment income, foreign currency exchange gains (losses), gains (losses) on extinguishment of debt, interest income, gains (losses) on sale of investments and other non-operating gains and losses.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$1,212,788	$395,371	$2,194,420	$584,055
Operating expenses:
Cost of revenue(1)	312,667	108,838	575,061	168,058
Technology and infrastructure(1)	669,913	182,886	1,231,315	275,767
Sales and marketing(1)	36,799	4,172	47,348	8,222
General and administrative(1)	174,200	21,754	348,957	37,440
Total operating expenses	1,193,579	317,650	2,202,681	489,487
Operating income (loss)	19,209	77,721	(8,261)	94,568
Gain (loss) on fair value adjustments	—	(310,231)	26,837	(407,731)
Interest expense, net	(266,966)	(66,766)	(530,801)	(107,422)
Other income (expense), net	5,023	16,406	886	23,866
Loss before provision for (benefit from) income taxes	(242,734)	(282,870)	(511,339)	(396,719)
Provision for (benefit from) income taxes	47,775	40,151	93,811	55,550
Net loss	$(290,509)	$(323,021)	$(605,150)	$(452,269)
_____________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Cost of revenue	$2,701	$350	$5,394	$738
Technology and infrastructure	47,683	2,080	102,282	4,437
Sales and marketing	8,494	848	11,314	1,715
General and administrative	86,127	4,382	209,988	8,959
Total	$145,005	$7,660	$328,978	$15,849

We recognized no and $177 million of stock-based compensation expense, net of no and $17 million of capitalized costs primarily related to the development of internal-use software, during the three and six months ended June 30, 2025, respectively, associated with vested RSUs as a result of the satisfaction of the liquidity-event performance-based vesting condition which was satisfied in connection with the IPO.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	26	28	26	29
Technology and infrastructure	55	46	56	47
Sales and marketing	3	1	2	1
General and administrative	14	6	16	6
Total operating expenses	98	80	100	84
Operating income (loss)	2	20	—	16
Gain (loss) on fair value adjustments	—	(78)	1	(70)
Interest expense, net	(22)	(17)	(24)	(18)
Other income (expense), net	—	4	—	4
Loss before provision for (benefit from) income taxes	(20)	(72)	(23)	(68)
Provision for (benefit from) income taxes	4	10	4	10
Net loss	(24)%	(82)%	(28)%	(77)%
________________
Note: Totals may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Revenue	$1,212,788	$395,371	$817,417	207%	$2,194,420	$584,055	$1,610,365	276%
Revenue for the three months ended June 30, 2025 increased by $817 million, or 207%, compared to the three months ended June 30, 2024. Revenue for the six months ended June 30, 2025 increased by $1,610 million, or 276%, compared to the six months ended June 30, 2024. This substantial growth was related to increased demand from both existing and new customer contracts and our ability to rapidly scale our operations, emphasizing the strength of our customer relationships and our ability to meet the evolving needs of the industry. Approximately 92% and 96% of the increase in revenue was attributable to expansion within our existing customer base and the remaining increase was attributable to new customers for the three and six months ended June 30, 2025, respectively.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Cost of revenue	$312,667	$108,838	$203,829	187%	$575,061	$168,058	$407,003	242%
Percentage of revenue	26%	28%			26%	29%

Cost of revenue for the three months ended June 30, 2025 increased by $204 million, or 187%, compared to the three months ended June 30, 2024. This increase was primarily attributable to higher costs directly related to running our data centers to support the significant increase in customer demand, driven by the successful deployment of new and expanded data centers, which resulted in an increase in rent expense of approximately $113 million, an increase in data center utilities and power spend of approximately $54 million. The increase is also attributable to an increase in depreciation and amortization related to power installation and distribution systems of approximately $15 million, and an increase in personnel costs of approximately $12 million, which includes headcount growth of employees directly associated with data centers and $2 million related to stock-based compensation expense.
Cost of revenue for the six months ended June 30, 2025 increased by $407 million, or 242%, compared to the six months ended June 30, 2024. This increase was primarily attributable to higher costs directly related to running our data centers to support the significant increase in customer demand, driven by the successful deployment of new and expanded data centers, which resulted in an increase in rent expense of approximately $234 million, an increase in data center utilities and power spend of approximately $106 million. The increase is also attributable to an increase in depreciation and amortization related to power installation and distribution systems of approximately $26 million, and an increase in personnel costs of approximately $24 million, which includes headcount growth of employees directly associated with data centers and $5 million related to stock-based compensation expense.
Technology and Infrastructure

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Technology and infrastructure	$669,913	$182,886	$487,027	266%	$1,231,315	$275,767	$955,548	347%
Percentage of revenue	55%	46%			56%	47%
Technology and infrastructure expense for the three months ended June 30, 2025 increased by $487 million, or 266%, compared to the three months ended June 30, 2024. This increase was primarily attributable to an increase in depreciation and amortization of approximately $379 million, from $158 million for the three months ended June 30, 2024, to $537 million for the three months ended June 30, 2025. These increases in depreciation and amortization were related to investments in our platform and servers, switches, and other networking equipment fixed assets within our infrastructure, as well as an increase of approximately $76 million of personnel costs, of which $46 million related to stock-based compensation expense, and an increase of approximately $12 million of equipment support and software expenses.
Technology and infrastructure expense for the six months ended June 30, 2025 increased by $956 million, or 347%, compared to the six months ended June 30, 2024. This increase was primarily attributable to an increase in depreciation and amortization of approximately $731 million, from $235 million for the six months ended June 30, 2024, to $966 million for the six months ended June 30, 2025. These increases in depreciation and amortization were related to investments in our platform and servers, switches, and other networking equipment fixed assets within our infrastructure, as well as an increase of approximately $159 million of personnel costs, of which $98 million related to stock-based compensation expense, and an increase of approximately $29 million of equipment support and software expenses.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Sales and marketing	$36,799	$4,172	$32,627	782%	$47,348	$8,222	$39,126	476%
Percentage of revenue	3%	1%			2%	1%
Sales and marketing expense for the three months ended June 30, 2025 increased by $33 million, or 782%, compared to the three months ended June 30, 2024. This increase was primarily attributable to an increase of $14 million of advertising and sponsorship expenses and an increase of approximately $14 million in personnel costs, of which $8 million related to stock-based compensation expense.
Sales and marketing expense for the six months ended June 30, 2025 increased by $39 million, or 476%, compared to the six months ended June 30, 2024. This increase was primarily attributable to an increase of approximately $18 million in personnel costs, of which $10 million related to stock-based compensation expense, and an increase of $16 million of advertising and sponsorship expenses.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
General and administrative	$174,200	$21,754	$152,446	701%	$348,957	$37,440	$311,517	832%
Percentage of revenue	14%	6%			16%	6%
General and administrative expense for the three months ended June 30, 2025 increased by $152 million, or 701%, compared to the three months ended June 30, 2024. This increase was primarily attributable to an increase of approximately $104 million in personnel-related expenses, which includes headcount growth to support our expanding operations and $82 million related to stock-based compensation expense. Professional services expenses also increased by approximately $52 million, primarily from accounting, tax, legal, and advisory services necessary to support our growth and public company compliance activities.
General and administrative expense for the six months ended June 30, 2025 increased by $312 million, or 832%, compared to the six months ended June 30, 2024. This increase was primarily attributable to an increase of approximately $237 million in personnel-related expenses, which includes headcount growth to support our expanding operations and $201 million related to stock-based compensation expense. Professional services expenses also increased by approximately $79 million, primarily from accounting, tax, legal, and advisory services necessary to support our growth and public company compliance activities.

Gain (Loss) on Fair Value Adjustments

Three Months Ended June 30,				Six Months Ended June 30,
2025	2024	Change	% Change	2025	2024	Change	% Change

(dollars in thousands)

Gain (loss) on fair value adjustments	$—	$(310,231)	$310,231	NM	$26,837	$(407,731)	$434,568	NM
NM-Not meaningful
Gain (loss) on fair value adjustments for the three months ended June 30, 2025 changed favorably by $310 million compared to the three months ended June 30, 2024. Gain (loss) on fair value adjustments for the six months ended June 30, 2025 changed favorably by $435 million compared to the six months ended June 30, 2024. These changes was driven by a relative decrease in the period in the valuation of derivatives and warrants tied to our common stock and redeemable convertible preferred stock within the periods presented. On March 21, 2025, we executed an amendment with the warrant holders to fix the exercise price, resulting in a final mark to market of the warrants and a reclassification of the final value of the warrants for common stock within additional paid-in capital, and therefore, there was no activity for the three months ended June 30, 2025.

Interest Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Interest expense, net	$(266,966)	$(66,766)	$(200,200)	300%	$(530,801)	$(107,422)	$(423,379)	394%
Interest expense, net for the three months ended June 30, 2025 increased by $200 million, or 300%, compared to the three months ended June 30, 2024. Interest expense, net for the six months ended June 30, 2025 increased by $423 million, or 394%, compared to the six months ended June 30, 2024. These increases were attributable to increased borrowing levels and total debt obligations.
Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Other income (expense), net	$5,023	$16,406	$(11,383)	(69)%	$886	$23,866	$(22,980)	(96)%
Other income (expense), net for the three months ended June 30, 2025 changed by $(11) million compared to the three months ended June 30, 2024. This change was attributable to unfavorable foreign exchange losses of approximately $25 million, partially offset by an increase of $11 million from the gain on the sale of warrants received as a lease incentive, and an increase in interest and investment income of approximately $5 million.
Other income (expense), net for the six months ended June 30, 2025 changed by $(23) million compared to the six months ended June 30, 2024. This change was attributable to unfavorable foreign exchange losses of approximately $45 million partially offset by an increase in interest and investment income of approximately $13 million, and an increase of $11 million from the gain on the sale of warrants received as a lease incentive.
Provision for (benefit from) Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Provision for (benefit from) income taxes	$47,775	$40,151	$7,624	19%	$93,811	$55,550	$38,261	69%
Effective tax rate	(20)%	(14)%			(18)%	(14)%

Provision for (benefit from) income taxes for the three months ended June 30, 2025 increased by $8 million, or 19%, compared to the three months ended June 30, 2024. Provision for (benefit from) income taxes for the six months ended June 30, 2025 increased by $38 million, or 69%, compared to the six months ended June 30, 2024. We recorded income tax expense in all periods presented despite experiencing pre-tax losses in part due to nondeductible losses on fair value adjustments and projected limitations on our ability to realize certain tax benefits, which has resulted in us maintaining a full valuation allowance on our U.S. deferred tax assets. The increase in period-over-period income tax expense primarily resulted from an increase in pre-tax income excluding these nondeductible losses and the inability to record a net benefit from deferred tax assets generated in the period.
Our effective tax rate might fluctuate significantly in the future due to additional impacts from nondeductible items and future changes in the valuation allowance on net deferred tax assets.
Liquidity and Capital Resources
We have generated significant losses from operations, as reflected in our accumulated deficit of $2.1 billion as of June 30, 2025. Additionally, we have generated significant negative cash flows from investing activities as we continue to support the growth of our CoreWeave Cloud Platform. We anticipate making significant investments for the foreseeable future, including in our infrastructure and go-to-market capabilities, to maintain our leadership and position us to continue to capitalize on the AI revolution.
In March 2025, we completed our IPO, in which we issued and sold 36,590,000 shares of our Class A common stock at a public offering price of $40.00 per share, which resulted in net proceeds of $1.4 billion. In April 2025, the underwriters exercised a portion of their over-allotment option and purchased from us an additional 1,760,000 shares of Class A common stock at the IPO price, which resulted in net proceeds to us of $68 million after deducting the underwriting discounts and commissions.

Our non-cancellable commitments are disclosed in Note 8—Leases, Note 9—Commitments and Contingencies, and Note 10—Debt to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table summarizes our principal sources of liquidity:

	June 30, 2025	December 31, 2024

	(dollars in thousands)
Cash and cash equivalents	$1,152,883	$1,361,083
Availability under existing facilities(1)	3,685,113	4,406,181
Total liquidity	$4,837,996	$5,767,264
________________
(1)Refers to secured commitments under the revolving credit facility and delayed draw term loan agreements.

Revolving Credit Facility
On June 21, 2024, we entered into the Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the guarantors party thereto, and the lenders and issuing banks party thereto (as amended, the "Revolving Credit Facility"). The Revolving Credit Facility matures on June 21, 2027. On October 7, 2024, the credit agreement was amended to provide for a $650 million senior revolving credit facility consisting of (i) a $500 million secured facility and (ii) a $150 million unsecured facility. On December 2, 2024, the Revolving Credit Facility was further amended to provide for the $650 million senior revolving credit facility to be fully secured. On May 2, 2025, the Revolving Credit Facility Agreement was further amended to increase the commitments thereunder to $1.5 billion, with a $350 million letter of credit sub-facility. Our Revolving Credit Facility may be increased by the sum of $500 million plus an unlimited amount that does not result in our total net leverage ratio exceeding 6.00x or our secured net leverage ratio exceeding 4.00x, pursuant to the exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The proceeds of our Revolving Credit Facility may be used for working capital and general corporate purposes (including the financing of acquisitions and investments). As of June 30, 2025, we had drawn $450 million, had $11 million of issued outstanding letters of credit, and had $1.0 billion of remaining capacity on the Revolving Credit Facility.
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
As of June 30, 2025 and December 31, 2024, we had $1.8 billion and $2.0 billion outstanding, respectively, under the DDTL 1.0 Facility.

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
The principal amount of the loans is required to be repaid in quarterly installments, beginning in January 2026, with the final balloon payment due five years after the applicable loan was funded. The loans are prepayable at any time, from time to time, at our option, and are required to be prepaid upon the occurrence of an event of default or change of control of us, or with the proceeds of certain asset dispositions or incurrences of indebtedness. If the loans are prepaid prior to the 30-month anniversary of the loan commitment termination date, in addition to principal and accrued interest, we are required to pay an applicable premium equal to the present value of future interest payments that would have accrued on the principal amount of the loans being prepaid through the 30-month anniversary of the loan commitment termination date based on the interest rate in effect.
As of June 30, 2025 and December 31, 2024, we had borrowed $5.0 billion and $3.8 billion, respectively, against the DDTL 2.0 Facility and $2.6 billion and $3.8 billion, respectively, remained available for borrowing.
Delayed Draw Term Loan Facility 3.0
In July 2025, we entered into an additional Delayed Draw Term Loan 3.0 Facility (as amended, “DDTL 3.0 Facility”), which provides for a delayed draw term loan facility of up to $2.6 billion. We intend to use borrowings under the DDTL 3.0 Facility to fund the purchase and maintenance of certain equipment, hardware, infrastructure and other systems to be utilized by us in order to provide a strategic customer with certain services ordered by such strategic customer. We will pay interest at a rate per annum equal to daily compounded SOFR plus an Applicable Margin of 4.00%. We are required to pay an undrawn fee of 0.50% per annum on the average daily undrawn portion of the DDTL 3.0 Facility. We will commence repayments of DDTL 3.0 Facility on the first Monthly Payment Date on or after April 1, 2026. Any remaining unpaid principal is due on the term maturity date, August 21, 2030. Our DDTL 3.0 Facility requires us to maintain certain restricted cash balances based on a yearly schedule. We are also required to enter secured swap agreements to cover at least 75% of the reasonably anticipated outstanding principal amount of floating rate loans within 45 days of the closing date and subsequent Credit Events.

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

Additional Unsecured Commitments
2030 Senior Notes
In May 2025, we issued $2.0 billion in aggregate principal amount of senior notes due 2030 (the "2030 Senior Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Senior Notes were issued pursuant to an indenture, dated as of May 27, 2025 (the "Indenture"). The proceeds from the issuance of the 2030 Senior Notes were retained for general corporate purchases. In conjunction with the issuance of the 2030 Senior Notes, we capitalized $37 million in debt issuance costs.
The 2030 Senior Notes are unsecured obligations. The 2030 Senior Notes will mature on June 1, 2030 and bear interest at a rate of 9.25% per annum, payable semi-annually in cash in arrears on June 1 and December 1 of each year, beginning on December 1, 2025.
We may redeem all or a portion of the 2030 Senior Notes at any time prior to June 1, 2027 at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest and a "make-whole" premium as provided in the Indenture. We may redeem all or a portion of the 2030 Senior Notes at any time on or after June 1, 2027 at the redemption prices set forth in the Indenture. At any time prior to June 1, 2027, up to 40% of the aggregate principal amount of the 2030 Senior Notes may be redeemed with the net cash proceeds from certain equity offerings, at the redemption price specified in the Indenture.
The 2030 Senior Notes includes customary terms and covenants, including certain events of default, after which the 2030 Notes may be due and payable immediately. In addition, if we experience certain change of control events, as described in the Indenture, we will be required to make an offer to repurchase some or all of the 2030 Notes at a price equal to 101% of the principal amount of the 2030 Senior Notes to be repurchased plus accrued and unpaid interest.
2031 Senior Notes
In July 2025, we closed a private placement of $1.8 billion aggregate principal amount of its 9% Senior Notes due 2031 (the "2031 Senior Notes"). We intend to use the proceeds for general corporate purposes. The 2031 Senior Notes and related guarantees were offered only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons pursuant to Regulation S under the Securities Act.
Cash Flows

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$(190,083)	$1,921,214
Net cash used in investing activities	(3,875,213)	(4,021,175)
Net cash provided by financing activities	4,083,046	2,859,784
Operating Activities
Net cash provided by (used in) operating activities was $(190) million for the six months ended June 30, 2025 as compared to net cash provided by operating activities of $1.9 billion for the six months ended June 30, 2024. The decrease was driven by an increase in accounts receivable, decrease in accounts payable and accrued expenses, and fewer committed contracts from new customer contracts involving upfront payments.
Investing Activities
Net cash used in investing activities was $3.9 billion for the six months ended June 30, 2025, as compared to $4.0 billion for the six months ended June 30, 2024. The decrease was driven by relatively lower capital investments in our infrastructure, including our GPU fleet, networking equipment, servers, switches and other necessary equipment for infrastructure asset security compared to the six months ended June 30, 2024.

Financing Activities
Net cash provided by financing activities was $4.1 billion for the six months ended June 30, 2025, as compared to $2.9 billion for the six months ended June 30, 2024. The increase was driven by the issuance of debt and proceeds from our initial public offering. The increase was partially offset by higher payments on long-term debt.
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
Interest Rate Risk
As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $1.2 billion. In addition, we had $0.9 billion of restricted cash, cash equivalents, and marketable securities consisting of bank deposits related to collateralized loan facilities and letters of credit. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Our exposure to market risk for changes in interest rates relates primarily to our DDTL 1.0 Facility, DDTL 2.0 Facility, DDTL 3.0 Facility, 2024 Term Loan Facility, and Revolving Credit Facility (described above), which bear floating interest rates, and a rising interest rate environment may increase the amount of interest paid on these loans. For the three and six months ended June 30, 2025, each 100-basis point increase or decrease in interest rates would have increased or decreased our interest expense related to these facilities by approximately $18 million and $36 million, respectively.

Foreign Currency Risk
We transact business globally in multiple currencies. Our international costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are exposed to foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, including the British pound, Euro and Swedish krona. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars.
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. In the second quarter of 2025, we entered into foreign currency derivative contracts to mitigate certain of the foreign currency exchange risk of our assets and liabilities denominated in currencies other than the functional currency. These contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025 due to the material weaknesses in our internal control over financial reporting described below.
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

Remediation Efforts to Address Previously Identified Material Weaknesses
We have taken and will continue to take action to remediate these material weaknesses, including:
•engagement with external consultants with extensive Sarbanes-Oxley Act experience
•implementation of IT general controls to manage access and program changes within our IT environment and to support the evaluation, monitoring, and ongoing effectiveness of key application controls and key reports;
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We were founded in September 2017 and launched our CoreWeave Cloud Platform in 2020 and have experienced significant growth in a short period of time. Our revenue was $1,213 million and $395 million for the three months ended June 30, 2025 and 2024, respectively, and $2,194 million and $584 million for the six months ended June 30, 2025 and 2024, respectively. Investors should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate is expected to decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue will depend on a number of factors, including but not limited to our ability to:
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
A substantial portion of our revenue is driven by a limited number of customers. We recognized an aggregate of approximately 79% of our revenue from our top two customers for the three months ended June 30, 2024. We recognized an aggregate of approximately 71% and 59% of our revenue for the three months ended June 30, 2025 and 2024, from our largest customer, Microsoft. None of our other customers represented 10% or more of our revenue for the three months ended June 30, 2025. Any negative changes in demand from Microsoft, in Microsoft’s ability or willingness to perform under its contracts with us, in laws or regulations applicable to Microsoft or the regions in which it operates, or in our broader strategic relationship with Microsoft would adversely affect our business, operating results, financial condition, and prospects. During the three months ended March 31, 2025, we entered into a master services agreement with OpenAI OpCo, LLC ("OpenAI") and, as a result, we expect OpenAI to be a significant customer in future periods.
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
Customer relationships often require us to continually improve our platform, which may involve significant technological and design challenges, and our customers may place considerable pressure on us to meet tight development and capacity availability schedules. Accordingly, we may have to devote a substantial amount of our resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in making capacity or AI infrastructure available and performing to contractual specifications could impair our relationships with our customers and negatively impact forecasted sales of the services under development. Moreover, it is possible that our customers may develop their own infrastructure that may compete with our services or adopt a competitor’s infrastructure for services that they currently buy from us. If that happens, our revenue would be adversely impacted and our business, operating results, financial condition, and prospects would be materially and adversely affected.
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
We incurred net losses of $291 million and $323 million for the three months ended June 30, 2025 and 2024, respectively, and $605 million and $452 million for the six months ended June 30, 2025 and 2024, respectively, and we may not achieve or, if achieved, sustain profitability in the future. As of June 30, 2025, we had an accumulated deficit of $2.1 billion. While we have historically experienced significant growth in revenue over the last two years, we cannot predict whether we will maintain this level of growth or when we will achieve profitability. We also expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, continuing to invest in the technology infrastructure underlying our platform and data center expansion, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations and new verticals, which will negatively affect our operating results if our total revenue does not increase.
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
We have a limited history selling access to our AI infrastructure and proprietary managed software and application services through our CoreWeave Cloud Platform under our current business model and we are continuing to scale our operations and evolve our go-to-market strategy. We currently sell access to our platform either through committed contracts, which are take-or-pay, or on-demand, which are pay-as-you-go. For the three months ended June 30, 2025 and 2024, committed contracts accounted for over 98% and 96% of our revenue, respectively. For the six months ended June 30, 2025 and 2024, committed contracts accounted for over 98% and 95% of our revenue, respectively. There is no guarantee that in the future customers will continue to be willing to enter into, and that the industry will continue to support, a take-or-pay model, and any move towards a pay-as-you-go model will impact our ability to forecast our expected cash flows and operating results, impact our margins, and affect our business, operating results, financial condition, and prospects. Moreover, our committed contracts typically include a prepayment from our customers prior to them receiving any of our services. As of December 31, 2024, and 2023, the weighted-average prepayment across all our active contracts was 15% to 25% of the TCV. The level of prepayments we receive from customers may fluctuate over time as we continue to scale our operations and evolve our go-to-market strategy, customer base, and the use cases for our platform. Moreover, any changes in the timing or level of customer payments, including prepayments, would impact our cash flows. Furthermore, scaling our operations and evolving our go-to-market strategy may take more time and require more effort to implement than anticipated and may have results that are difficult to predict which could result in decreased revenue from our customers. Our business and pricing models have not been fully proven, and we have only a limited operating history with our current business and pricing models to evaluate our business and prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. Moreover, our historical revenue growth should not be considered indicative of our future performance.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in July 2025 we announced we had entered into a definitive agreement (the "Merger Agreement") to acquire Core Scientific, Inc. ("Core Scientific"), a digital infrastructure company, in an all-stock transaction (the "Core Scientific Acquisition").
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
In addition, if we are unsuccessful at integrating existing and future acquisitions, or the technologies and personnel associated with such acquisitions, into our company, the business, operating results, financing condition, and prospects of the combined company could be adversely affected. For example, in May 2025, we acquired Weights and Biases, Inc. ("Weights & Biases"), an AI developer platform. There can be no assurance that we will be successful in our efforts to integrate Weights & Biases, its employees, and its products and services, into our platform. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting (including goodwill) charges. Additionally, integrations could take longer than expected, or if we move too quickly in trying to integrate an acquisition, strategic investment, partnership, or other alliance, we may fail to achieve the desired efficiencies.
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
We may not complete the Core Scientific Acquisition within the time frame we anticipate, or at all.

The completion of the Core Scientific Acquisition is subject to a number of conditions, including (i) receipt of Core Scientific stockholder approval, (ii) expiration or termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and (iii) the absence of a material adverse effect since July 7, 2026 (a) on Core Scientific, in the case of CoreWeave’s obligation to complete the Core Scientific Acquisition, or (b) on us, in the case of Core Scientific's obligation to complete the Core Scientific Acquisition. We anticipate the transaction will close in the fourth quarter of 2025, subject to the satisfaction or waiver of the closing conditions specified in the merger agreement.

Many of the conditions to completion of the Core Scientific Acquisition are not within either our or Core Scientific’s control, and neither company can predict when, or if, these conditions will be satisfied. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. If any of these conditions are not satisfied or waived prior to April 7, 2026, it is possible that the merger agreement may be terminated, which could materially and adversely affect our reputation, business, stock price operating results, and financial condition. A delay in completing the acquisition could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the acquisition is successfully completed within the anticipated time frame, which could result in additional transaction costs or in other negative effects associated with uncertainty about the completion of the acquisition.

We may fail to realize all of the anticipated benefits of the Core Scientific Acquisition, and the merger or those benefits may take longer to realize than expected.

We believe that there are significant benefits and synergies that may be realized through combining the infrastructure offerings of CoreWeave and Core Scientific. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the Core Scientific Acquisition, including the anticipated cost savings and operations or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the acquisition could adversely affect our business, operating results, or financial condition, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition, and negatively impact the price of our common stock.

In addition, we will be required post-closing to devote significant attention and resources to successfully align our business practices and operations. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the Core Scientific Acquisition.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to issue equity securities and engage in certain kinds of transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to issue equity securities and engage in certain kinds of transactions, and must generally operate our business in the ordinary course, subject to certain exceptions. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Core Scientific Acquisition and may impact our financial condition, results of operations and cash flows. These restrictions could be in place for an extended period of time if the consummation of the proposed Core Scientific Acquisition is delayed, which may delay or prevent us from undertaking business opportunities that, absent the related merger agreement, we might have pursued, or from effectively responding to competitive pressures or industry developments. Whether or not the Core Scientific Acquisition is completed, the pending Core Scientific Acquisition may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. For these and other reasons, the pendency of the Core Scientific Acquisition could adversely affect our business and financial results.

We may incur significant acquisition-related costs in connection with the proposed Core Scientific Acquisition, which may be in excess of those anticipated by us.

We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the Core Scientific Acquisition, combining the operations of the two companies and working to achieve desired synergies, including fees and expenses paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, filing fees due in connection with filings required under the HSR Act and filing fees with respect to a registration statement on Form S-4 to be filed in connection with Core Scientific Acquisition. Some of these costs have already been incurred or may be incurred regardless of whether the acquisition is completed, including a portion of the fees and expenses of financial advisors and other advisors as well as filing fees for a registration statement on Form S-4. We also will incur acquisition-related fees and costs related to formulating and implementing integration plans with respect to the two companies, including facilities and systems consolidation costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Core Scientific Acquisition and the integration of the two companies’ businesses. Any substantial unanticipated costs could have an adverse effect on our financial position, results of operations and cash flows following the completion of the proposed acquisition. Moreover, the expected benefits of the acquisition may not outweigh these costs in the near term, or at all.

The expected dilution caused by the issuance of shares of our Class A common stock in connection with the Core Scientific Acquisition may adversely affect the market price of our Class A common stock.
The expected dilution caused by the issuance of the new shares of our Class A common stock to Core Scientific stockholders in connection with the closing of the Core Scientific Acquisition, either alone or in combination with any negative impact on the market price of our Class A common stock following the release of our initial public offering lock-up and market standoff restrictions, may result in fluctuations in the market price of our Class A common stock, including a stock price decrease.

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
We may enter into joint ventures in the future, including to develop and operate data centers. Certain sites that are intended to be utilized in joint ventures require investment for development. For example, in June 2025, we entered into a joint venture with a third-party infrastructure developer, to support the acquisition and development of a multi-phase data center campus in Kenilworth, New Jersey. The success of these joint ventures will also depend, in part, on the successful development of the data center sites, and we may not realize all of the anticipated benefits. Such development may be more difficult, time-consuming, or costly than expected and could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, which could materially impact our business, operating results, financial condition, and prospects. Additionally, if it is determined these sites are no longer desirable for the joint ventures, we would need to adapt such sites for other purposes.
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
Additionally, many of our key personnel are, or will soon be, vested in a substantial number of shares of our common stock, restricted stock units (“RSUs”), restricted stock awards ("RSAs"), or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested RSUs, RSAs, or options have significantly appreciated in value relative to the original purchase prices of the shares, exercise price of the options, or grant date values of the RSUs or RSAs, or, conversely, if the exercise price of the options that they hold are significantly above the trading price of our Class A common stock.
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
As of June 30, 2025, management had completed the following remedial actions to help address these material weaknesses:
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
•continuing to implement processes and controls to better manage and monitor our segregation of duties risks, including enhancing the usage of technology and tools for segregation of duties within our systems, applications and tools; and
•continuing to expand our resources with the appropriate level of expertise within our accounting, finance, and operations functions; to implement, monitor, and maintain business processes and ITGCs.

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
For example, the United States tax law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 significantly reformed the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss (“NOL”) carryforwards. Effective from our taxable years beginning January 1, 2022 through our taxable year beginning January 1, 2024, the Tax Cuts and Jobs Act also required capitalization of research and certain software development expenses and amortization of such expenses over a period of five years if incurred in the United States and fifteen years if incurred outside the United States. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on certain corporate stock buy-backs taking place after December 31, 2022. On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA amends key provisions of the tax code, including modifications to bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are still evaluating the any changes required to our financial statements as a result of the OBBBA, which will be reflected on our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

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
We have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2025, our total indebtedness was $11.2 billion and we had $3.7 billion of undrawn availability under our Revolving Credit Facility and DDTL 2.0 Facility (each as defined below). In July 2023, CoreWeave Compute Acquisition Co. II, LLC, our direct, wholly owned subsidiary, entered into a delayed draw term loan facility (as amended, the “DDTL 1.0 Facility”) providing for up to $2.3 billion in delayed draw term loans. In May 2024, CoreWeave Compute Acquisition Co. IV, LLC, our direct, wholly owned subsidiary, entered into a delayed draw term loan facility (as amended, the “DDTL 2.0 Facility”) providing for up to $7.6 billion in delayed draw terms loans. In July 2025, CoreWeave Compute Acquisition Co. V, LLC, our direct, wholly owned subsidiary, and CoreWeave Compute Acquisition Co. VII, LLC, our indirect subsidiary, entered into a delayed draw term loan facility (the “DDTL 3.0 Facility,” and, together with the DDTL 1.0 Facility and the DDTL 2.0 Facility, the “DDTL Facilities”) providing for up to $2.6 billion in delayed draw term loans. All obligations under the DDTL Facilities are unconditionally guaranteed by us. In May 2025, we amended our revolving credit facility to provide for a $1.5 billion revolving credit facility (as amended, the “Revolving Credit Facility,” and, together with the DDTL Facilities, the “Credit Facilities”). As of June 30, 2025, we had entered into various agreements with original equipment manufacturers ("OEM") and obtained financing for certain equipment with an aggregate notional balance of $2.2 billion as of June 30, 2025. In May 2025, we issued $2.0 billion in aggregate principal amount of 9.25% senior notes due 2030 (the “2030 Senior Notes”). In July 2025, we issued $1.75 billion in aggregate principal amount of 9.00% senior notes due 2031 (the “2031 Senior Notes,” and, together with the 2030 Senior Notes, the “Notes”). The Notes are guaranteed on a senior unsecured basis by certain of our wholly-owned subsidiaries and certain of our future direct and indirect wholly owned domestic restricted subsidiaries that guarantee the Revolving Credit Facility. In addition to our substantial debt, we lease all of our data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of June 30, 2025, we recorded operating lease liabilities of $3.5 billion, which represents our obligation to make lease payments under those lease arrangements. Subject to the limits contained in the credit agreements that govern our Credit Facilities and the indentures that govern the Notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
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
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in the credit agreements that govern our Credit Facilities and the indentures that govern the Notes;
•our ability to borrow additional funds or to refinance debt may be limited; and
•it may cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations under such contracts.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. For the six months ended June 30, 2025, our cash flows dedicated for debt service requirements totaled $1,996 million, which includes principal payments of $1,575 million and interest payments of $421 million, inclusive of $59 million related to capitalized interest. For the six months ended June 30, 2025, our net cash used in operating activities was $(190) million, which includes interest paid, net of capitalized amounts, of $362 million. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Further, any refinancing or restructuring of our indebtedness could be at higher interest rates, may cause us to incur debt extinguishment costs, and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under our Revolving Credit Facility terminating their commitments thereunder and ceasing to make further loans or the lenders under our DDTL Facilities instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our business, operating results, financial condition, and prospects.
Additionally, financing through debt has historically been an important source of additional capital for us, and we intend to continue to use debt as a source of financing in the future. As such, we and our subsidiaries are able to incur additional debt and may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. Our existing debt agreements restrict our ability to incur additional indebtedness, including secured indebtedness, but if those restrictions are waived, or the Facilities or Notes mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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
The credit agreements that govern our Credit Facilities, as well as the related parent guarantees, and the indentures that govern the Notes impose significant operating and financial restrictions on us. These restrictions will limit our ability and/or the ability of our subsidiaries to, among other things:
•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments or acquisitions;
•incur certain liens;
•enter into transactions with our affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the lenders;
•prepay, redeem or repurchase any subordinated indebtedness or enter into amendments to certain subordinated indebtedness in a manner materially adverse to the lenders;
•designate restricted subsidiaries as unrestricted subsidiaries; and
•transfer or sell certain assets.
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
In connection with the IPO, all of our directors and executive officers, the selling stockholders, and certain other holders agreed, among other things, not to offer, sell or agree to sell, or otherwise dispose of interests in, directly or indirectly, any shares of our common stock, subject to certain exceptions, without the prior written consent of Morgan Stanley & Co. LLC, on behalf of the underwriters of the IPO, and Magnetar Financial LLC (the “Lock-Up Agreement”). Similarly, additional holders of our Class A common stock are subject to market standoff provisions, pursuant to which such holders also agreed, among other things, not to offer, sell or agree to sell, or otherwise dispose of interests in, directly or indirectly, any shares of our common stock following our IPO, provided that such shares would be released from such restrictions to the extent such shares would be entitled to release under the Lock-Up Agreement. The Lock-Up Agreement expires on the close of trading on the second trading day after the date that we publicly announce earnings for the three months ended June 30, 2025. As a result, as of the close of trading on the second trading day following the date that we publicly announce our earnings results for the period covered by this Quarterly Report on Form 10-Q, our shares will be freely tradable without restrictions or further registration under the Securities Act, subject to applicable vesting requirements and compliance with Rule 144.

Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
Following the expiration of the market standoff and lock-up agreements referred to above, pursuant to our third amended and restated investors’ rights agreement, dated May 16, 2024, certain holders of our Class A common stock can require us to file registration statements for the public resale of the Class A common stock held by them or to include such shares in registration statements that we may file for us or other stockholders.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. As of June 30, 2025, our Co-Founders collectively hold all of the issued and outstanding shares of our Class B common stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, our Co-Founders collectively continue to control a significant percentage of the combined voting power of our common stock, which voting power may increase over time upon the exercise or settlement and exchange of equity awards held by our Co-Founders pursuant to their equity exchange rights which provide each Co-Founder with the right (but not obligation) to require us to exchange, for shares of our Class B common stock, any shares of our Class A common stock received by him upon the exercise or settlement of equity awards for shares of our Class A common stock granted prior to September 2024. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

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
In connection with the closing of our acquisition of Weights & Biases on May 5, 2025, we issued an aggregate of 18,702,433 shares of our Class A common stock to former holders of shares of Weights & Biases common stock in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof because the issuance of the securities did not involve a public offering.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

    Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2025, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K (each, a “Rule 10b5-1 Plan”).

On May 20, 2025, Brannin McBee, our Chief Development Officer, entered into a Rule 10b5-1 Plan (the “McBee Plan”) providing for the potential sale of up to (a) 1,600,000 shares of our Class A Common Stock issuable upon the conversion of shares of our Class B common stock directly held by Mr. McBee and (b) 2,400,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Brannin J. McBee 2022 Irrevocable Trust, of which Mr. McBee’s spouse is trustee, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the McBee Plan, between an estimated start date of August 19, 2025 and January 29, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the McBee Plan or the occurrence of certain events set forth therein.

On May 21, 2025, Brian Venturo, our Chief Strategy Officer and a member of our board of directors, entered into a Rule 10b5-1 Plan (the “Venturo Plan”) providing for the potential sale of (a) up to 4,246,458 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock directly held by West Clay Capital LLC, of which Mr. Venturo is the managing member, (b) up to 286,000 shares of our Class A common stock directly held by the YOLO APV Trust, a trust established for the benefit of Mr. Venturo’s minor child, (c) up to 286,000 shares of our Class A common stock directly held by the YOLO ECV Trust, a trust established for the benefit of Mr. Venturo’s minor child, and (d) up to 218,760 shares of our Class A common stock to be received by Mr. Venturo upon the future vesting and settlement of RSUs, in each case, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Venturo Plan, between an estimated start date of August 20, 2025 and March 31, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Venturo Plan or the occurrence of certain events set forth therein. The Venturo Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the Venturo Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold upon future vesting events.
On May 22, 2025, Nitin Agrawal, our Chief Financial Officer, entered into a Rule 10b5-1 Plan (the “Agrawal Plan”) providing for the potential sale of up to 260,805 shares of our Class A common stock to be received by Mr. Agrawal upon the vesting and settlement of RSUs, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Agrawal Plan, between an estimated start date of August 26, 2025 and March 31, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Agrawal Plan or the occurrence of certain events set forth therein. As noted above, among other securities, the Agrawal Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the Agrawal Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold upon future vesting events.

On May 22, 2025, Jack Cogen, a member of our board of directors, entered into a Rule 10b5-1 Plan (the “Cogen Plan”) providing for the potential sale of up to 3,336,000 shares of our Class A common stock directly held by CW Holding 987 LLC, of which Mr. Cogen is the managing member, so long as the market price our Class A common stock satisfies certain threshold prices specified in the Cogen Plan between an estimated start date of September 2, 2025 and May 22, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Cogen Plan or the occurrence of certain events set forth therein.

On May 23, 2025, Michael Intrator, our Chief Executive Officer and Chair of our board of directors, entered into a Rule 10b5-1 Plan (the “Intrator Plan”) providing for the potential sale of up to (a) 519,284 shares of our Class A common stock directly held by Mr. Intrator, (b) up to 280,716 shares of our Class A common stock to be received by Mr. Intrator upon the vesting and settlement of RSUs, and (c) 800,000 shares of our Class A common stock that is issuable upon the conversion of shares of our Class B common stock directly held by Omnadora Capital LLC, of which Mr. Intrator is the sole manager of its manager, Omnadora Management LLC, in each case, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Intrator Plan, between an estimated start date of August 27 2025 and March 31, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Intrator Plan or the occurrence of certain events set forth therein. The Intrator Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the Intrator Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold upon future vesting events.

On May 28, 2025, Kristen McVeety, our General Counsel and Corporate Secretary, entered into a Rule 10b5-1 Plan (the “McVeety Plan”) providing for the potential sale of up to (a) 95,000 shares of our Class A common stock directly held by Jackfruit 2024 GRAT, of which Ms. McVeety is trustee, (b) 2,127 shares of our Class A common stock directly held by Ms. McVeety, (c) 307,613 shares of our Class A common stock issuable to Ms. McVeety upon the exercise of vested stock options, and (d) 21,775 shares of our Class A common stock to be received by Ms. McVeety upon the vesting and settlement of RSUs, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the McVeety Plan, between an estimated start date of August 27, 2025 and August 31, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the McVeety Plan or the occurrence of certain events set forth therein. As noted above, among other securities, the McVeety Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the McVeety Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold upon future vesting events.

On June 3, 2025, Chen Goldberg, our Senior Vice President of Engineering, entered into a Rule 10b5-1 Plan (the “Goldberg Plan”) providing for the potential sale of up to 264,128 shares of our Class A common stock to be received by Ms. Goldberg upon the vesting and settlement of RSUs, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Goldberg Plan, between an estimated start date of September 2, 2025 and August 28, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Goldberg Plan or the occurrence of certain events set forth therein. The Goldberg Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the Goldberg Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold upon future vesting events.

Item 6. Exhibits

Exhibit Number	Description of document	Form	File No.	Number	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of July 7, 2025, by and among CoreWeave, Inc., Miami Merger Sub I, Inc. and Core Scientific, Inc.	8-K/A	001-42563	2.1	July 7, 2025
3.1	Amended and Restated Certificate of Incorporation	S-8	333-286640	3.1	April 18, 2025
3.2	Amended and Restated Bylaws	S-8	333-286640	3.2	April 18, 2025
4.1	Form of Class A Common Stock certificate	S-1/A	333-285512	4.1	March 20, 2025
4.2	Amended and Restated Registration Rights Agreement between CoreWeave, Inc. and funds or accounts managed or advised by Magnetar, as amended	S-1/A	333-285512	4.6	March 20, 2025
4.3	Indenture, dated as of May 27, 2025, by and among the Company, the guarantor party thereto and Wilmington Trust, National Association, as trustee	8-K	001-42563	4.1	May 28, 2025
4.4	Form of 9.250% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.3)	8-K	001-42563	4.2	May 28, 2025
4.5	Indenture, dated as of July 25, 2025, by and among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	8-K	001-42563	4.1	July 28. 2025
4.6	Form of 9.000% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.5)	8-K	001-42563	4.2	July 28. 2025
10.1	Amendment No. 3 to the Revolving Credit and Guaranty Agreement, dated May 2, 2025, by and among CoreWeave, Inc., as the borrower, CoreWeave Cash Management LLC, as the guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender and the other lenders party thereto	8-K	001-42563	10.1	May 6, 2025
10.2#	Form of Indemnification Agreement between CoreWeave, Inc. and each of its directors and executive officers	S-1	333-285512	10.1	March 3, 2025
10.3#	CoreWeave, Inc. 2025 Equity Incentive Plan and related form agreements	S-1/A	333-285512	10.3	March 20, 2025
10.4#	CoreWeave, Inc. 2025 Employee Stock Purchase Plan and related form agreements	S-1/A	333-285512	10.4	March 20, 2025
10.5#	Non-Employee Director Compensation Policy	S-1	333-285512	10.5	March 3, 2025
10.6#	Senior Executive Change in Control and Severance Plan	S-1/A	333-285512	10.6	March 20, 2025
10.7†^	Master Services Agreement between CoreWeave, Inc and OpenAI OpCo, LLC dated March 7, 2025	S-1/A	333-285512	10.24	March 12, 2025
10.8	Fourth Amendment to Credit Agreement, dated as of June 6, 2025, by and among CoreWeave Compute Acquisition Co., IV, LLC and the lenders party thereto					X

10.9	Credit Agreement between CoreWeave Compute Acquisition Co. V, LLC, CoreWeave Compute Acquisition Co. VII, LLC, U.S. Bank National Association, as depository bank, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association as collateral agent, Morgan Stanley Asset Funding, Inc., MUFG Bank, Ltd. and Goldman Sachs Bank USA, as joint lead arrangers, and the other lenders party thereto	8-K	001-42563	10.1	July 31, 2025
10.10	Parent Guarantee and Pledge Agreement between CoreWeave, Inc., CCAC VII Holdco LLC and U.S. Bank Trust Company, National Association, and the lenders party thereto, dated July 25, 2025	8-K	001-42563	10.2	July 28, 2025
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

COREWEAVE, INC.

Date: August 12, 2025	By:	/s/ Michael Intrator
Michael Intrator
Chief Executive Officer and President

Date: August 12, 2025	By:	/s/ Nitin Agrawal
Nitin Agrawal
Chief Financial Officer