Form 10-Q
period 2025-09-30
CoreWeave, Inc.
filed 2025-11-13
CIK 1769628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Registrant's telephone number, including area code
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

As of November 3, 2025, CoreWeave, Inc. had outstanding 386,401,201 shares of Class A common stock, 111,916,311 shares of Class B common stock, and 0 shares of Class C common stock, each with a par value of $0.000005.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "potential," "continue," "anticipate," "intend," "expect," "could," "would," "project," "plan," "target," and similar expressions are intended to identify forward-looking statements.
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
•our ability to realize and the expected timing for the benefits and impacts of our acquisitions of Weights & Biases, Inc., OpenPipe Inc., Marimo Inc., and Monolith AI Limited;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

COREWEAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$1,894,399	$1,361,083
Restricted cash and cash equivalents, current	596,777	37,394
Marketable securities	47,449	—
Accounts receivable, net	1,659,229	416,526
Prepaid expenses and other current assets	533,429	101,246
Total current assets	4,731,283	1,916,249
Restricted cash and cash equivalents, non-current	477,515	637,356
Restricted marketable securities, non-current	—	29,308
Property and equipment, net	20,659,181	11,914,774
Operating lease right-of-use assets	4,677,057	2,589,547
Intangible assets, net	200,001	4,909
Goodwill	829,979	19,544
Other non-current assets(a)	1,335,482	720,912
Total assets	$32,910,498	$17,832,599
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,156,978	$868,259
Accrued liabilities	3,172,274	355,821
Debt, current(a)	3,712,177	2,468,425
Deferred revenue, current	1,107,580	768,927
Operating lease liabilities, current	345,472	213,104
Finance lease liabilities, current	48,990	57,801
Other current liabilities(a)	171,401	230,244
Total current liabilities	9,714,872	4,962,581
Debt, non-current(a)	10,322,757	5,457,915
Derivative and warrant liabilities	1,710	200,089
Deferred revenue, non-current	4,228,222	3,294,977
Operating lease liabilities, non-current	4,378,869	2,388,912
Finance lease liabilities, non-current	12	34,120
Deferred tax liabilities, non-current	117,633	149,232
Other non-current liabilities	268,409	36,260
Total liabilities	29,032,484	16,524,086
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock(a)
Redeemable convertible preferred stock, $0.000005 par value per share, no and 206,169 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no and 184,635 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	1,722,111
Stockholders' equity (deficit)
Preferred stock, $0.000005 par value per share, 100,000 and no shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.000005 par value per share, 3,000,000 and 540,680 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 391,445 and 121,277 shares issued as of September 30, 2025 and December 31, 2024, respectively; and 384,857 and 114,689 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	2	1
Class B common stock, $0.000005 par value per share, 200,000 and 150,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 112,733 and 118,198 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	0	0
Class C common stock, $0.000005 par value per share, 200,000 and no shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Treasury stock, at cost, 6,588 shares as of September 30, 2025 and December 31, 2024	(33,524)	(33,524)
Additional paid-in capital	6,104,329	1,096,160
Accumulated other comprehensive loss	(1,284)	—
Accumulated deficit	(2,191,509)	(1,476,235)
Total stockholders' equity (deficit)	3,878,014	(413,598)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$32,910,498	$17,832,599
(a)Refer to Note 14—Related-Party Transactions for further information on related party arrangements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$1,364,676	$583,941	$3,559,096	$1,167,996
Operating expenses:
Cost of revenue	368,824	143,134	943,885	311,192
Technology and infrastructure	747,479	285,509	1,978,794	561,276
Sales and marketing	44,645	4,554	91,993	12,776
General and administrative	151,878	33,628	500,835	71,068
Total operating expenses	1,312,826	466,825	3,515,507	956,312
Operating income	51,850	117,116	43,589	211,684
Gain (loss) on fair value adjustments	—	(341,133)	26,837	(748,864)
Interest expense, net(a)	(310,555)	(104,375)	(841,356)	(211,797)
Other income, net	21,901	10,244	22,787	34,110
Loss before income taxes	(236,804)	(318,148)	(748,143)	(714,867)
Provision for (benefit from) income taxes	(126,680)	41,659	(32,869)	97,209
Net loss	$(110,124)	$(359,807)	$(715,274)	$(812,076)
Net loss attributable to common stockholders, basic	$(110,124)	$(389,167)	$(743,996)	$(857,032)
Net loss attributable to common stockholders, diluted	$(110,124)	$(389,167)	$(770,841)	$(857,032)
Net loss per share attributable to common stockholders, basic	$(0.22)	$(1.82)	$(1.81)	$(4.06)
Net loss per share attributable to common stockholders, diluted	$(0.22)	$(1.82)	$(1.87)	$(4.06)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	497,886	213,806	410,954	210,889
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	497,886	213,806	412,178	210,889
(a) Refer to Note 14—Related-Party Transactions for further information on related party arrangements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(110,124)	$(359,807)	$(715,274)	$(812,076)
Other comprehensive income (loss):
Unrealized gain on available-for-sale marketable securities, net	31	73	31	158
Change in fair value of derivatives, net	(1,044)	—	(1,315)	—
Total comprehensive loss	$(111,137)	$(359,734)	$(716,558)	$(811,918)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	184,635	$1,722,111	—	$—	232,887	$1	$(33,524)	$1,096,160	$—	$(1,476,235)	$(413,598)
Series C redeemable convertible preferred stock accretion to redemption value	—	29	—	—	—	—	—	(29)	—	—	(29)
Cash dividend on Series C redeemable convertible preferred stock	—	—	—	—	—	—	—	(28,693)	—	—	(28,693)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	—	172,808	—	—	172,808
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	36,590	—	—	1,391,515	—	—	1,391,515
Conversion of redeemable convertible preferred stock in connection with initial public offering	(184,635)	(1,722,140)	29,874	1,163,159	155,112	1	—	558,981	—	—	558,982
Issuance of common stock for contract incentive	—	—	—	—	8,750	—	—	350,000	—	—	350,000
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	911	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	—	—	(392)	—	—	(15,685)	—	—	(15,685)
Exercise of stock options	—	—	—	—	1,675	—	—	2,794	—	—	2,794
Stock-based compensation expense	—	—	—	—	—	—	—	202,670	—	—	202,670
Net loss	—	—	—	—	—	—	—	—	—	(314,641)	(314,641)
Balance, March 31, 2025	—	—	29,874	1,163,159	435,533	2	(33,524)	3,730,521	—	(1,790,876)	1,906,123
Issuance of common stock upon underwriters' exercise of over-allotment option, net of underwriting discounts and commissions	—	—	—	—	1,760	—	—	67,669	—	—	67,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

Issuance of common stock and restricted stock awards for business combination	—	—	—	—	19,174	—	—	928,900	—	—	928,900
Issuance of replacement restricted stock units for business combination	—	—	—	—	—	—	—	3,861	—	—	3,861
Tax withholdings on issuance of common stock and restricted stock awards for business combination	—	—	—	—	(472)	—	—	(24,332)	—	—	(24,332)
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	1,811	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	—	—	(904)	—	—	(92,541)	—	—	(92,541)
Exercise of stock options	—	—	—	—	1,275	—	—	1,744	—	—	1,744
Stock-based compensation expense	—	—	—	—	—	—	—	157,003	—	—	157,003
Other comprehensive loss	—	—	—	—	—	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	—	—	—	—	—	(290,509)	(290,509)
Balance, June 30, 2025	—	—	29,874	1,163,159	458,177	2	(33,524)	4,772,825	(271)	(2,081,385)	2,657,647
Issuance of common stock and restricted stock awards for business combinations	—	—	—	—	359	—	—	9,954	—	—	9,954
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	1,639	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	—	—	(110)	—	—	(11,485)	—	—	(11,485)
Exercise of stock options	—	—	—	—	7,651	—	—	12,981	—	—	12,981
Reclassification of redeemable Class A common stock to Class A common stock	—	—	(29,874)	(1,163,159)	29,874	—	—	1,163,159	—	—	1,163,159
Stock-based compensation expense	—	—	—	—	—	—	—	156,895	—	—	156,895
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,013)	—	(1,013)
Net loss	—	—	—	—	—	—	—	—	—	(110,124)	(110,124)
Balance, September 30, 2025	—	$—	—	$—	497,590	$2	$(33,524)	$6,104,329	$(1,284)	$(2,191,509)	$3,878,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	154,678	$464,690	—	$—	203,520	$1	$(32,054)	$48,397	$(148)	$(612,787)	$(596,591)
Issuance of Series B redeemable convertible preferred stock	4,483	25,000	—	—	—	—	—	—	—	—	—
Closing settlement of Series B tranche option	—	69,598	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	215	—	—	45	—	—	45
Stock-based compensation expense	—	—	—	—	—	—	—	10,181	—	—	10,181
Other comprehensive income	—	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	(129,248)	(129,248)
Balance, March 31, 2024	159,161	559,288	—	—	203,735	1	(32,054)	58,623	(90)	(742,035)	(715,555)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $3.0 million	29,523	1,147,476	—	—	—	—	—	—	—	—	—
Series C redeemable convertible preferred stock accretion to redemption value	—	14	—	—	—	—	—	(14)	—	—	(14)
Paid-in-kind dividend on Series C redeemable convertible preferred stock	—	15,582	—	—	—	—	—	(15,582)	—	—	(15,582)
Exercise of stock options	—	—	—	—	411	—	—	597	—	—	597
Repurchase of common stock for business combination	—	—	—	—	(2,105)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	9,608	—	—	9,608
Other comprehensive income	—	—	—	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	—	—	—	(323,021)	(323,021)
Balance, June 30, 2024	188,684	1,722,360	—	—	202,041	1	(32,054)	53,232	(63)	(1,065,056)	(1,043,940)
Series C redeemable convertible preferred stock accretion to redemption value	—	29	—	—	—	—	—	(29)	—	—	(29)
Cash dividend on Series C redeemable convertible preferred stock	—	—	—	—	—	—	—	(29,331)	—	—	(29,331)
Conversion of convertible notes to common stock	—	—	—	—	24,544	—	—	1,080,295	—	—	1,080,295
Exercise of stock options	—	—	—	—	664	—	—	685	—	—	685

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Repurchases of common stock from an employee	—	—	—	—	—	—	(1,470)	—	—	—	(1,470)
Stock-based compensation expense	—	—	—	—	—	—	—	9,497	—	—	9,497
Other comprehensive income	—	—	—	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	—	—	—	(359,807)	(359,807)
Balance, September 30, 2024	188,684	$1,722,389	—	$—	227,249	$1	$(33,524)	$1,114,349	$10	$(1,424,863)	$(344,027)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(715,274)	$(812,076)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,633,457	497,994
Non-cash lease expense	233,836	79,470
Amortization of debt discounts and issuance costs and accretion of redemption premiums	87,776	23,002
Loss (gain) on fair value adjustments	(26,837)	748,864
Stock-based compensation	473,409	23,466
Debt extinguishment loss	14,486	11,708
Deferred income taxes	(37,141)	80,252
Other non-cash reconciling items	49,388	1,075
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(1,252,507)	(332,347)
Prepaid expenses and other current assets	(171,034)	(54,538)
Accounts payable and accrued expenses	333,211	336,347
Deferred revenue	1,402,164	2,417,010
Lease liabilities	(181,061)	(45,119)
Other non-current assets	(344,822)	(415,348)
Other liabilities	—	2,676
Net cash provided by operating activities	$1,499,051	$2,562,436
Cash flows from investing activities:
Purchase of property and equipment, including capitalized internal-use software	$(6,249,239)	$(5,204,251)
Sale of available-for-sale marketable securities	—	1,270
Maturities of marketable securities	29,308	94,638
Purchase of marketable securities	(47,246)	(34,053)
Purchase of strategic investments	—	(50,000)
Sale of warrants received as lease incentive	100,645	—
Business combinations, net of cash acquired	(55,918)	—
Issuance of notes receivable	(73,000)	—
Other investing activities	(49,849)	(1,433)
Net cash used in investing activities	$(6,345,299)	$(5,193,829)
Cash flows from financing activities:
Proceeds from issuance of debt	$7,562,686	$3,329,121
Repayments of debt	(2,978,850)	(364,127)
Payment of debt issuance costs	(46,086)	(3,479)
Issuance of redeemable convertible preferred stock, net of issuance costs	—	1,172,476
Redeemable convertible preferred stock cash dividends paid	(28,693)	(29,331)
Proceeds from exercise of stock options	17,519	1,327
Proceeds from initial public offering, net of underwriting discounts and commissions	1,422,619	—
Issuance of common stock in connection with over-allotment exercise, net of underwriting discounts and commissions	67,669	—
Payment of tax withholdings on settlement of RSUs	(144,043)	—
Deferred offering costs paid	(28,769)	—
Common stock repurchased	—	(1,470)
Other financing activities	(64,946)	(31,149)
Net cash provided by financing activities	$5,779,106	$4,073,368
Net increase in cash, cash equivalents, and restricted cash	$932,858	$1,441,975
Cash, cash equivalents, and restricted cash—beginning of period	2,035,833	480,075
Cash, cash equivalents, and restricted cash—end of period	$2,968,691	$1,922,050
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized amounts	$557,124	$97,426
Non-cash investing and financing activities:
Capitalized interest not yet paid	$49,093	$9,969
Operating lease right-of-use assets acquired through lease liability	2,323,202	1,368,808
Liabilities related to property and equipment additions, including OEM financed additions	4,788,343	1,336,832
Issuance of common stock for contract incentive	350,000	—
Issuance of common stock in connection with conversion of convertible notes	—	1,080,295
Reclassification of redeemable Class A common stock to Class A common stock	1,163,159	—
Conversion of redeemable convertible preferred stock in connection with initial public offering	1,722,140	—
Fair value of common stock issued as consideration for a business combination	938,854	—
Fair value of equity awards assumed in a business combination	3,861	—
Reclassification of warrant liabilities to equity	172,808	—
Settlement of Series B tranche liability	—	69,598
Reclassification of customer deposit to debt	230,244	—
Non-cash investments	74,305	7,633
Warrants received as lease incentive	222,332	—
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$1,894,399	$1,355,216
Restricted cash and cash equivalents, current	596,777	69,576
Restricted cash and cash equivalents, non-current	477,515	497,258
Total cash, cash equivalents, and restricted cash	$2,968,691	$1,922,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Overview and Summary of Significant Accounting Policies
Organization and Description of Business
CoreWeave, Inc. (together with its subsidiaries, the "Company" or "CoreWeave"), was originally formed as a Delaware limited liability company in 2017 and then converted to a Delaware corporation in 2018. The Company is headquartered in Livingston, New Jersey. The Company is a modern cloud infrastructure technology company which offers the CoreWeave Cloud Platform that consists of proprietary software and cloud services that deliver the automation and efficiency needed to manage complex artificial intelligence ("AI") infrastructure at scale.
Initial Public Offering
In March 2025, the Company completed its initial public offering ("IPO"), in which the Company issued and sold 36,590,000 shares of its Class A common stock at a public offering price of $40.00 per share, which resulted in net proceeds of $1.4 billion after deducting the underwriting discounts and commissions and before deducting offering costs of $31 million. In April 2025, the underwriters exercised a portion of their over-allotment option and purchased from the Company an additional 1,760,000 shares of Class A common stock at the IPO price, which resulted in net proceeds to the Company of $68 million after deducting the underwriting discounts and commissions.
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
At the closing of the IPO, the maturity date of the Company's 2024 Term Loan Facility (as defined in Note 10—Debt), accelerated and became due in April 2025, and the Company became subject to a requirement to fund $500 million into designated escrow accounts in connection with its DDTL 2.0 Facility (as defined in Note 10—Debt). In April 2025, the conditions requiring restriction of this amount were lifted and the $500 million previously classified as restricted cash, current, in connection with the DDTL 2.0 Facility was no longer restricted. Refer to Note 10—Debt for additional information.
Prior to the IPO, deferred offering costs, which consisted of accounting, legal and other fees directly related to the IPO, were capitalized as other non-current assets on the condensed consolidated balance sheets. In connection with the IPO, $31 million of deferred offering costs were reclassified to stockholders' equity (deficit) as a reduction of the net proceeds received from the IPO.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
The Company determines at inception of each arrangement whether an entity in which the Company has made an investment or in which the Company has other variable interests is considered a variable interest entity ("VIE"). Investments that are considered VIEs are evaluated to determine whether the Company is the primary beneficiary of the VIE, in which case it would be required to consolidate the entity. The Company evaluates whether it has (1) the power to direct the activities that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company is not the primary beneficiary of the VIE, the investment or other variable interest is accounted for in accordance with applicable U.S. GAAP.
In circumstances where an entity does not have the characteristics of a VIE, it would be considered a voting interest entity ("VOE"). The Company would consolidate a VOE when the Company has a majority equity interest and has control over significant operating, financial, and investing decisions of the entity.
Stock Split
In March 2025, the Company effected a twenty-for-one stock split of its common stock and redeemable convertible preferred stock. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. Significant estimates include the fair value of financial assets and liabilities; useful lives assigned to property and equipment; the discount rates used for operating and finance leases; valuation of derivative and warrant liabilities; stock-based compensation, including the determination of the fair value of the Company's common stock prior to the IPO; valuation of acquired intangible assets; the assessment of recoverability of intangible assets and their estimated useful lives; and accounting for income taxes, including the valuation allowance on deferred tax assets and the measurement of uncertain tax positions. Assumptions are reviewed regularly to ensure they remain relevant and reasonable, particularly in areas of high subjectivity. The Company bases its estimates on historical experience and assumptions that management considers reasonable.
Significant Accounting Policies
The Company's significant accounting policies are discussed in "Note 1—Overview and Summary of Significant Accounting Policies" of the audited consolidated financial statements for the fiscal year ended December 31, 2024, included in the Company's final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the IPO (the "Prospectus"). During the nine months ended September 30, 2025, the Company updated its derivative instruments and joint venture accounting policies as described below. Other than these updates, there have been no material changes to the Company's accounting policies.

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
Additionally, the Company enters into power purchase agreements ("PPAs") to secure power capacity for existing, under construction, and planned data center builds. These agreements are specifically designed to support the Company in managing its energy needs as it encounters rapidly increasing energy demands. Agreements that do not meet the 'normal purchase and normal sale' scope exception, contain a notional amount and are for delivery of electricity in markets where notional amounts are readily convertible to cash (or where contracts can be net-settled) are classified as derivative instruments. These derivative instruments are not designated for special hedge accounting under ASC 815, and therefore changes in the value of these contracts are recorded in earnings.
Generally, derivative assets and liabilities are classified as either current or non-current based on the timing of expected settlement. The non-current position is included in other non-current assets or derivative and warrant liabilities on the condensed consolidated balance sheets. Cash flows associated with derivatives are classified in the same category as the cash flows from the items being hedged.
Interest Rate Swaps
The Company enters into interest rate swaps to hedge the variability of cash flows related to interest payments on variable-rate debt. These swaps are designated as cash flow hedges under ASC 815, and therefore the changes in the fair-value of these swaps are recorded in accumulated other comprehensive loss and reclassified into earnings (interest expense, net) when the hedged interest payment is recognized. The Company assesses hedge effectiveness at inception, and on a quarterly basis thereafter, to ensure the hedging relationship is highly effective. As of September 30, 2025, all interest rate swaps were deemed highly effective. Refer to Note 3—Fair Value Measurements for additional information.
Foreign Exchange Forward Contracts
The Company uses forward contracts to mitigate foreign currency risk associated with foreign currency-denominated leasing liabilities. These contracts are not designated as accounting hedges under ASC 815 and therefore considered economic hedges. Changes in the fair-value of these forward contracts are recognized immediately in earnings within other income, net. Refer to Note 3—Fair Value Measurements for additional information.
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
Research and Development
Research and development costs were $93 million and $14 million for the three months ended September 30, 2025 and 2024, respectively, and $243 million and $35 million for the nine months ended September 30, 2025 and 2024, respectively, and are included within technology and infrastructure expense in the condensed consolidated statements of operations.

Segment Information
The Company's chief operating decision maker ("CODM"), the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. The Company operates its business in one operating segment and, therefore, has one reportable segment.
The CODM uses consolidated net loss to measure segment profit or loss in order to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results. Significant segment expenses that the CODM reviews and utilizes to manage the Company's operations are cost of revenue, technology and infrastructure, sales and marketing, and general and administrative expenses at the consolidated level, which are presented in the Company's condensed consolidated statements of operations. Other segment items included in consolidated net loss include gain (loss) on fair value adjustments, interest expense, net, other income, net, and provision for (benefit from) income taxes, which are presented in the Company's condensed consolidated statements of operations.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those recognized in a business combination. The guidance will be effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted.

Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and simplifies the capitalization guidance for internal-use software by removing references to sequential "development stages" and clarifying that capitalization begins when management has authorized and committed to funding the software project and it is probable the project will be completed and the software will be used as intended, considering any significant uncertainty in development activities. The guidance will be effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively, retrospectively, or on a modified retrospective basis, including for in-process projects. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 refines the scope of derivative accounting under Topic 815 and clarifies the treatment of share-based noncash consideration under ASC 606. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The Company primarily generates its revenue through providing cloud computing services, which include both committed contracts and on-demand services. Revenue recognized related to customer commitments, including revenue from delivering capacity prior to commitment start dates, represented 98% and 96% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 98% and 95% of total revenue for the nine months ended September 30, 2025 and 2024, respectively.
Significant Customers
The following customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	67%	65%	70%	58%
Customer B	*	12%	*	18%
Customer C	*	*	*	*
Customer D	*	*	*	*
Customer E	*	*	*	*

* Customer did not represent 10% or more of revenue.
The customer references of A through E may represent different customers than those reported in a previous period.

Customer A, C, D, and E accounted for 35%, 31%, 10%, and 10% of accounts receivable, net, respectively, as of September 30, 2025. Customer A accounted for 66% of accounts receivable, net as of December 31, 2024.
Strategic Customer Agreement
In March 2025, the Company entered into a commercial agreement (the "Commercial Agreement") with OpenAI OpCo, LLC ("OpenAI"), pursuant to which the Company provides OpenAI access to cloud computing capacity through fulfillment of reserved capacity orders submitted to the Company by OpenAI. Per the Commercial Agreement, subject to the satisfaction of delivery and availability of service requirements, OpenAI has committed to pay the Company up to $11.9 billion through October 2030. In the event of the Company's repeated failure to meet availability of service requirements, OpenAI has the right to terminate all or a portion of the committed amount. Under the outstanding order submitted pursuant to the Commercial Agreement, the Company has established a special purpose vehicle that will hold the infrastructure, and the Company intends for the special purpose vehicle to incur indebtedness to finance its obligations under the Commercial Agreement. Upon an event of default, OpenAI has a lien and security interest in the equity of the special purpose vehicle. As part of the Commercial Agreement, the Company issued 8,750,000 shares of its Class A common stock in connection with the IPO in March 2025, having an aggregate value of $350 million at the time of issuance based on a price per share equal to the IPO price.
The Company accounted for the $350 million as a contra-revenue asset. As of September 30, 2025, the Company classified $52 million as short-term included in prepaid expenses and other current assets on the condensed consolidated balance sheets and $298 million as long-term included in other non-current assets on the condensed consolidated balance sheets. Revenue will be recognized net of the contra-revenue asset amount over time as the Company provides the related cloud computing services.
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
Deferred revenue, including current and non-current balances as of September 30, 2025 and December 31, 2024, was $5.3 billion and $4.1 billion, respectively. For the nine months ended September 30, 2025 and 2024, revenue recognized from deferred revenue at the beginning of the period was $659 million and $190 million, respectively.
Remaining Performance Obligations ("RPO")
RPO represents the aggregate amount of the transaction price, net of estimated variable consideration, allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Variable consideration primarily consists of potential reductions to the transaction price in the future, such as estimates of future potential credits to customers under availability of service agreements, amounts that may not be recognized as revenue due to delivery delays, and estimates of committed cloud computing capacity that the Company has the right to resell.
As of September 30, 2025, the Company had $50.0 billion of unsatisfied RPO, of which 42% is expected to be recognized over the initial 24 months ending September 30, 2027, 39% between months 25 and 48, and the remaining balance recognized between months 49 and 84.
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

The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis within the fair value hierarchy as of the end of each reporting period (in thousands):

	Fair Value Hierarchy	September 30, 2025	December 31, 2024

Financial assets:
Cash and cash equivalents
Money market funds	Level 1	$3,544	$2,411
Commercial paper	Level 2	15,340	—
Restricted cash and cash equivalents, current
Money market funds	Level 1	561,416	24,185
Restricted cash and cash equivalents, non-current
Money market funds	Level 1	—	56,250
Restricted marketable securities, non-current
Certificates of deposit	Level 2	—	29,308
Marketable securities, current
U.S. government and agency securities	Level 2	996	—
Commercial paper	Level 2	22,346	—
Corporate bonds	Level 2	24,107	—
Prepaid expenses and other current assets
Warrant assets	Level 3	153,603	—
Other non-current assets
Power purchase agreements	Level 3	2,736	2,562
Total financial assets		$784,088	$114,716
Financial liabilities:
Other current liabilities
Foreign exchange forward contracts not designated as accounting hedges	Level 2	$253	$—
Derivative and warrant liabilities
Interest rate swaps designated as accounting hedges	Level 2	$1,315	$—
Warrant liabilities	Level 3	—	199,645
Power purchase agreements	Level 3	395	444
Total financial liabilities		$1,963	$200,089
The Company carries the 2030 Senior Notes and 2031 Senior Notes (as defined in Note 10—Debt) at the amortized cost basis and presents the fair value for disclosure purposes only. As of September 30, 2025, the fair value of the 2030 Senior Notes was $2.1 billion and the fair value of the 2031 Senior Notes was $1.8 billion. The fair value of the 2030 Senior Notes and 2031 Senior Notes, which are classified as Level 2 financial instruments, were determined based on the quoted prices of the 2030 Senior Notes and 2031 Senior Notes in an over-the-counter market on the last trading day of the reporting period. Refer to Note 10 — Debt for additional information.
The notional amounts of the Company's outstanding interest rate swaps and foreign exchange forward contracts were as follows (in thousands):

	September 30, 2025	December 31, 2024
Derivative instruments designated as accounting hedges
Interest rate swaps	$319,100	$—

Derivative instruments not designated as accounting hedges
Foreign exchange forward contracts	$102,283	$—

Gain (loss) associated with interest rate swaps and foreign exchange forward contracts were as follows (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest rate swaps designated as accounting hedges
Loss recognized in other comprehensive income (loss), net	$(1,044)	$(1,315)

Foreign exchange forward contracts not designated as accounting hedges
Gain (loss) recognized in other income, net	$(2,172)	$107
For the three and nine months ended September 30, 2025, the amount reclassified out of accumulated other comprehensive loss into earnings was not material. As of September 30, 2025, the amount the Company expects to reclassify out of accumulated other comprehensive loss into earnings within the next twelve months is not material.
The Company's valuation of the warrant liabilities utilized the Black-Scholes option-pricing model that relied on the following significant inputs:

	March 21, 2025	December 31, 2024

Stock price	$41	$48
Volatility	60%	60%
Risk-free rate	4%	4%
Dividend yield	0%	0%
As discussed in Note 11—Redeemable Convertible Preferred Stock, Redeemable Common Stock, and Stockholders' Equity (Deficit), the warrant liabilities for the warrants for the Company's Class A common stock were remeasured immediately before modification when modified to equity classified warrants on March 21, 2025.
The following table presents a summary of the changes in the fair value of the Company's Level 3 financial instruments (in thousands):

	Warrant Assets	Power Purchase Agreements – Asset	Warrant Liabilities	Power Purchase Agreements – Liability
Balance at December 31, 2024	$—	$2,562	$199,645	$444
Additions	222,332	—	—	—
Adjustment to fair value	31,916	174	(26,837)	(49)
Sales	(100,645)	—	—	—
Reclassification	—	—	(172,808)	—
Balance at September 30, 2025	$153,603	$2,736	$—	$395
Notes Receivable
Notes receivable are primarily related to the DCSP Financing Arrangements (as defined in Note 10—Debt) and are reported at their amortized costs basis. As of September 30, 2025 and December 31, 2024, the Company determined that the fair values of its notes receivable approximate the carrying values.
Marketable Securities
For the nine months ended September 30, 2025 and September 30, 2024, the Company did not recognize any material realized or unrealized gains or losses related to its debt securities. As of September 30, 2025 and December 31, 2024, there were no allowance for credit losses related to the Company's debt securities. The weighted-average remaining maturity of the Company's debt securities was less than one year as of September 30, 2025. The Company considers marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these as short-term marketable securities on the condensed consolidated balance sheets.
Warrant Assets
During the three and nine months ended September 30, 2025, the Company received warrants, which were accounted for as a derivative instrument and were measured at fair value each reporting period using the Black-Scholes option-pricing model with gains and losses recorded in other income, net on the condensed consolidated statements of operations. Key inputs and assumptions used in the valuations included risk-free interest rates, common stock values, equity volatilities, expected terms, exercise prices, and details specific to the warrants. Changes in one or more of these inputs and assumptions could significantly impact the fair-value determination. As of September 30, 2025, the fair value of the warrant was $154 million. The Company subsequently sold the warrant in October 2025.

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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based awards with a value totaling $123 million. Of this amount, $33 million was recognized in the total purchase price. $6 million was recognized as compensation expense on the acquisition date and $5 million was recorded as additional compensation expense during the three months ended June 30, 2025. The remaining compensation expense of $79 million will be recognized on a straight-line basis over the respective awards' remaining requisite service period. Certain stock-based awards are in the form of restricted stock awards ("RSAs"). The RSAs represent legally outstanding common shares that are subject to service-based vesting conditions and repurchase rights held by the Company, which lapse upon vesting.
The acquisition-related costs were $29 million, and were recorded in general and administrative expense in the condensed consolidated statements of operations during the three months ended June 30, 2025.
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

5. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024

Technology equipment	$14,628,790	$9,146,575
Software	541,567	139,508
Data center equipment and leasehold improvements	1,139,095	384,372
Furniture, fixtures, and other assets	14,241	8,684
Construction in progress	6,910,066	3,200,866
Total property and equipment	23,233,759	12,880,005
Less: accumulated depreciation and amortization	(2,574,578)	(965,231)
Total property and equipment, net	$20,659,181	$11,914,774
Depreciation and amortization on property and equipment was $621 million and $253 million for the three months ended September 30, 2025 and 2024, respectively, and $1.6 billion and $496 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company capitalized $19 million and $10 million of software development costs during the three months ended September 30, 2025 and 2024, respectively, and $62 million and $22 million during the nine months ended September 30, 2025 and 2024, respectively.
The Company capitalizes interest associated with the construction of data centers and purchases of related technology equipment. There was $62 million and $35 million of interest capitalized during the three months ended September 30, 2025 and 2024, respectively, and $98 million and $108 million of interest capitalized during the nine months ended September 30, 2025 and 2024, respectively.
6. Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes to goodwill (in thousands):

Amount
Balance at January 1, 2025	$19,544
Additions	810,435
Balance at September 30, 2025	$829,979
There were no impairment charges recorded to goodwill for any of the periods presented.
Intangible Assets, Net
Intangible assets, net consisted of the following (dollars in thousands):

	September 30, 2025				December 31, 2024
	Weighted-Average Remaining Useful Lives (in years)	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net
Acquired technologies	5	$170,868	$(17,453)	$153,415	$5,453	$(3,611)	$1,842
Other (1)	10	49,697	(3,111)	46,586	3,897	(830)	3,067
Total		$220,565	$(20,564)	$200,001	$9,350	$(4,441)	$4,909
(1) Includes customer relationships and trade names.

Amortization expenses for intangible assets were $10 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $17 million and $2 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, the expected future amortization expense related to intangible assets was as follows (in thousands):

Years Ending December 31,	Amount
Remaining portion of 2025	$9,652
2026	36,987
2027	36,973
2028	36,805
2029	36,792
Thereafter	42,792
Total expected future amortization expense	$200,001
7. Condensed Consolidated Balance Sheets Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024

Prepaid expenses	$111,692	$67,393
Warrant assets	153,603	—
Strategic agreement contra-revenue asset	51,599	—
Other current assets	216,535	33,853
Total prepaid expenses and other current assets	$533,429	$101,246
Other Non-current Assets
Other non-current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024

Prepaid expenses	$362,361	$145,424
Strategic agreement contra-revenue asset	298,401	—
Strategic investments	112,445	102,220
Notes receivable	57,688	107,597
Escrow funds	—	336,055
Other non-current assets	504,587	29,616
Total other non-current assets	$1,335,482	$720,912

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024

Accrued purchases	$2,573,438	$105,733
Accrued interest	310,131	157,310
Other accrued liabilities	288,705	92,778
Total accrued liabilities	$3,172,274	$355,821
8. Leases
The Company enters into leases as a lessee for data centers, office buildings, and technology equipment.
Leases for offices generally have an initial term of two to ten years, often with multi-year renewal periods. Data center leases generally have an initial term from five to fifteen years, some of which include options to extend the leases for up to ten years.
The components of lease cost related to operating leases for the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$204,633	$87,316	$540,135	$188,073
Variable lease cost	67,075	36,059	168,855	49,497
Total lease cost	$271,708	$123,375	$708,990	$237,570
Supplemental condensed consolidated cash flow and other information related to operating leases for the periods presented were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$486,805	$154,671
Information relating to the lease term and discount rate for operating leases were as follows:

	September 30, 2025	December 31, 2024

Weighted-average remaining lease term (in years):
Operating leases	9	9
Weighted-average discount rate:
Operating leases	11%	12%

The future lease payments included in the measurement of the Company’s operating lease liabilities as of September 30, 2025, were as follows (in thousands):

Future Payments
Years Ending December 31,	Operating Leases
Remaining portion of 2025	$208,724
2026	845,764
2027	871,784
2028	894,792
2029	835,114
Thereafter	4,027,407
Total undiscounted lease payments	7,683,585
Less: imputed interest	(2,959,244)
Present value of operating lease liabilities	$4,724,341
As of September 30, 2025, the Company also had executed lease agreements, primarily for data centers and office buildings, that had not yet commenced. The aggregate amount of estimated future undiscounted lease payments associated with such leases is $39.1 billion. These leases will commence between 2025 and 2029 with estimated lease terms of two to 16 years. During the nine months ended September 30, 2025, the Company modified certain agreements resulting in the termination of the related escrow agreements. Additionally, in April 2025, the Company entered into a finance lease for data center infrastructure assets with the DCSP (as defined in Note 10—Debt). Refer to Note 10—Debt for additional information.
As of September 30, 2025, the Company had additional lease agreements for various data center locations with commencement dates subject to regulatory approvals and completion of landlord improvements. The Company may be required to make fixed lease payments of up to $917 million over the next 13 years.
As of September 30, 2025, the Company also entered into a lease agreement for various buildings located at a single site intended to be used as a data center. The agreement provides access to 393 MW of electrical power, which is expected to be delivered in phases in 2026. The Company will make contractual rent payments based on construction costs incurred by the lessor. The total contractual rent payments range from $13.5 billion to $14.4 billion over the 16 year term of this lease.
Additionally, as of September 30, 2025, the Company entered into lease agreements whereby the Company will pay a portion of the construction costs incurred by the lessor during the construction period and during the lease term, which are considered variable lease payments. These lease agreements provide access to 232 MW of electrical power, which is expected to be delivered in phases between 2025 and 2027.
Unconsolidated Joint Venture
In June 2025, the Company entered into a joint venture (the "JV") with a third-party infrastructure developer to support the acquisition and development of a multi-phase data center campus in Kenilworth, New Jersey. Upon formation, the third-party infrastructure developer obtained an 85% equity interest while the Company holds the remaining 15% equity interest in the JV. The Company contributed net assets worth $57 million for its 15% equity interest. The JV will construct and develop the campus using a combination of additional debt and equity capital.
The Company accounts for its unconsolidated investment in the JV as an equity method investment included in other non-current assets on the condensed consolidated balance sheets. The carrying amount of the Company's investment in the JV is $57 million as of September 30, 2025. The Company's share of the earnings and losses of the JV was not material to the condensed consolidated statements of operations during the nine months ended September 30, 2025.

9. Commitments and Contingencies
Letters of Credit
As of September 30, 2025 and December 31, 2024, the Company had outstanding Letters of Credit ("LOC") associated with its lease agreements in the aggregate amount of $261 million and $533 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had not drawn on any of these LOC and was in compliance with the terms and conditions set forth by the financial institution. These LOC renew annually and expire on various dates through 2041. The Company also has a letter of credit sub-facility associated with the Revolving Credit Facility. Refer to Note 10—Debt for additional information.
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
While the Company has entered into various indemnification agreements, it has not incurred any material costs or claims under these agreements to date, and management does not expect any future claims to have a material adverse effect on the Company's financial position or results of operations. It is not possible to determine the maximum potential amount under these indemnification provisions due to the Company's limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, there have been no material claims under any indemnification provisions.
Litigation
From time to time, the Company may be subject to various proceedings, lawsuits, disputes, or claims in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that would, individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows. As of September 30, 2025 and December 31, 2024, the Company has not accrued any material potential loss.

10. Debt
The total debt obligations are as follows (dollars in thousands):

	Maturities	Effective Interest Rates	September 30, 2025	December 31, 2024

DDTL 1.0 Facility	March 2028	15%	$1,667,500	$2,012,500
DDTL 2.0 Facility	August 2030	10%	5,037,372	3,843,819
DDTL 2.1 Facility	September 2030	9%	1,241,325	—
DDTL 3.0 Facility	August 2030	9%	358,696	—
2030 Senior Notes	June 2030	10%	2,000,000	—
2031 Senior Notes	February 2031	10%	1,750,000	—
2024 Term Loan Facility	April 2025	12%	—	1,000,000
Revolving Credit Facility	May 2028	7%	700,000	—
OEM Financing Arrangements	March 2026- August 2028	8-10%	1,185,709	1,177,158
Magnetar Loan	January 2029	12%	264,666	—
Total principal of debt			14,205,268	8,033,477
Less: Unamortized discount and issuance costs			(170,334)	(107,137)
Total debt, net of unamortized discount and issuance costs			14,034,934	7,926,340
Less: Debt, current			(3,712,177)	(2,468,425)
Total debt, non-current			$10,322,757	$5,457,915
As of September 30, 2025, the future principal payments for the Company's total debt were as follows (in thousands):

Years Ending December 31,	Amount
Remaining portion of 2025	$575,271
2026	3,896,918
2027	3,012,136
2028	2,478,008
2029	435,545
Thereafter	3,807,390
Total	$14,205,268
The total interest expense for the Company's debt obligations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Contractual interest expense	$324,131	$130,003	$807,215	$294,862
Amortization of debt discounts and issuance costs and accretion of redemption premiums	21,049	7,397	87,776	23,002
Less: capitalized interest	(61,764)	(35,072)	(98,042)	(107,936)
Total	$283,416	$102,328	$796,949	$209,928
As of September 30, 2025, the Company's weighted-average interest rate on short-term debt instruments, which was comprised of the Magnetar Loan, and certain of the OEM Financing Arrangements, was 10.8%. As of December 31, 2024,

the Company's weighted-average interest rate on short-term debt instruments, which was comprised of the 2024 Term Loan Facility, was 9.6%.
Delayed Draw Term Loans
In July 2023, the Company entered into a Delayed Draw Term Loan 1.0 Facility (as amended, the "DDTL 1.0 Facility"), which provided for a delayed draw term loan facility of up to $2.3 billion. The principal amount of the DDTL 1.0 Facility is required to be repaid in quarterly installments, with the final payment due on March 28, 2028. In May 2024, the Company entered into a Delayed Draw Term Loan 2.0 Facility (as amended, the "DDTL 2.0 Facility"), which provides for another delayed draw term loan facility of up to $7.6 billion.
Under the DDTL 2.0 Facility, additional loans may be drawn until June 2025, with an option to extend the commitment period by three months subject to lender consent. In June 2025, the Company extended the commitment period to September 2025. The principal amount of the DDTL 2.0 Facility is required to be repaid in quarterly installments, beginning in January 2026, with the final payment due five years after the applicable loan was funded. The total loans available are constrained by the purchase price of assets for which the loans are being used to finance with such percentage based upon the depreciable cost of graphics processing unit ("GPU") servers.
The Company's DDTL Facilities require the Company to maintain certain restricted cash balances. The Company is required to maintain restricted cash equal to 4.00% of the drawn balance on the DDTL 1.0 Facility, but in no event greater than $56 million. As of each of September 30, 2025 and December 31, 2024, $56 million was restricted cash in relation to the DDTL 1.0 Facility. Prior to the IPO, the Company was required to maintain restricted cash equal to 2.00% of the drawn balance on the DDTL 2.0 Facility, which was $77 million as of December 31, 2024. In connection with the IPO, the restricted cash requirement was reduced to 1.00% of the drawn balance on the DDTL 2.0 Facility, which was $50 million as of September 30, 2025.
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
In September 2025, the Company further amended the DDTL 2.0 Facility (as so amended, the "DDTL 2.1 Facility") to create a new tranche of delayed draw term loan facility up to $3.0 billion that may be drawn through March 2026. The principal amount of the DDTL 2.1 Facility is required to be repaid in quarterly installments, beginning in July 2026, with the final payment due five years after the applicable loan was funded. Borrowings under the DDTL 2.1 Facility are subject to an interest rate per annum equal to, at the Company's option, either the term Secured Overnight Financing Rate ("SOFR") or the alternative base rate plus a spread. The spread is equal to 4.25% for term SOFR loans and 3.25% for base rate loans. The total loans available are constrained by the purchase price of assets for which the loans are being used to finance with such percentage based upon the depreciable cost of GPU servers. Consistent with the DDTL 2.0 Facility, the restricted cash requirement for the DDTL 2.1 Facility is 1.00% of the drawn balance, which was $12 million as of September 30, 2025. The terms of the draws under the DDTL 2.0 Facility remain unchanged.
Delayed Draw Term Loan Facility 3.0
In July 2025, one of the Company's subsidiaries, CoreWeave Compute Acquisition Co. VII LLC ("CCAC VII"), entered into a third delayed draw term loan facility with various lenders and MUFG Bank, LTD, as the administrative agent. The agreement provides for a delayed draw term loan facility of up to $2.6 billion until July 2026 (the "DDTL 3.0 Facility").
All obligations under the DDTL 3.0 Facility are unconditionally guaranteed by the Company. Obligations outstanding under the DDTL 3.0 Facility are secured by perfected first priority pledges of and security interests in (i) the equity interests of CCAC VII held by its direct parent and (ii) substantially all of the assets of CCAC VII. The DDTL 3.0 Facility contains covenants that restrict the ability of the Company and/or CCAC VII to incur or guarantee additional indebtedness; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; enter into certain transactions with affiliates; and merge, consolidate or transfer or sell all or substantially all of its assets.

The total loans available are constrained by the purchase price of assets for which the loans are being used to finance with such percentage based upon the depreciable cost of GPU servers. Borrowings under the DDTL 3.0 Facility will be used to finance a portion of the purchase considerations, fees, and expenses relating to the acquisition of computing equipment.
Interest on outstanding borrowings on the DDTL 3.0 Facility accrues at an interest rate per annum equal to the daily compounded SOFR plus an applicable margin of 4.00% or the alternative base rate plus 3.00%, at the Company's election. Under the DDTL 3.0 Facility, the Company is required to enter into secured swap agreements within 45 days of closing date as well as after each subsequent credit event covering a notional amount of not less than 75% of the reasonably anticipated outstanding floating-rate loans until the maturity date. As of September 30, 2025, the Company is in compliance with this requirement.
The principal amount of the DDTL 3.0 Facility is required to be repaid in monthly installments, beginning in April 2026, with the final payment due in August 2030. The loans are prepayable at any time, from time to time, at the Company's option, and are required to be prepaid upon the occurrence of an event of default or change of control of the Company, or with the proceeds of certain asset dispositions or incurrences of indebtedness. As of September 30, 2025, the Company had borrowed $359 million against the DDTL 3.0 Facility. The Company is required to pay a fee of 0.50% per annum on the undrawn commitment. In conjunction with the issuance of DDTL 3.0 Facility, the Company capitalized $82 million in debt discount and issuance costs.
The Company is required to maintain restricted cash ranging from $50 million to $175 million on the DDTL 3.0 Facility based on the minimum liquidity schedule specified in the agreement until the maturity date. As of September 30, 2025, $100 million of restricted cash was maintained in relation to the DDTL 3.0 Facility.
Revolving Credit Facility
In June 2024, and as amended in October and December 2024, the Company entered into a senior secured revolving credit facility (as amended, the "Revolving Credit Facility") with a capacity of $650 million. The Revolving Credit Facility matures on June 21, 2027. The Revolving Credit Facility included a $175 million letter of credit sub-facility. The letter of credit sub-facility entered into by the Company reduces the available borrowing capacity under the Revolving Credit Facility. In May 2025, the Company upsized the Revolving Credit Facility with a capacity of $1.5 billion and extended the maturity to May 2, 2028. With the upsize of the Revolving Credit Facility, the letter of credit sub-facility increased to $350 million. There were no outstanding balances associated with the letter of credit as of either September 30, 2025 or December 31, 2024.
As of December 31, 2024, the Company had not drawn on the Revolving Credit Facility. As of September 30, 2025, the Company had drawn $700 million and had $800 million of remaining capacity under the Revolving Credit Facility. Obligations outstanding under the Revolving Credit Facility are secured by pledges of certain assets as collateral. The Company is required to pay a fee of 0.25% per annum on the undrawn commitment.
2030 Senior Notes
In May 2025, the Company issued $2.0 billion in aggregate principal amount of senior notes due 2030 (the "2030 Senior Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Senior Notes were issued pursuant to an indenture, dated as of May 27, 2025. The proceeds from the issuance of the 2030 Senior Notes were retained for general corporate purposes. In conjunction with the issuance of the 2030 Senior Notes, the Company capitalized $37 million in debt discount and issuance costs.
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

The 2030 Senior Notes include customary terms and covenants, including certain events of default, after which the 2030 Senior Notes may be due and payable immediately. In addition, if the Company experiences certain change of control events, as described in the indenture, the Company will be required to make an offer to repurchase some or all of the 2030 Senior Notes at a price equal to 101% of the principal amount of the 2030 Senior Notes to be repurchased plus accrued and unpaid interest.
2031 Senior Notes
In July 2025, the Company issued $1.8 billion in aggregate principal amount of senior notes due 2031 (the "2031 Senior Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to non-U.S. persons pursuant to Regulation S under the Securities Act. The 2031 Senior Notes were issued pursuant to an indenture, dated as of July 25, 2025. The proceeds from the issuance of the 2031 Senior Notes were retained for general corporate purposes. In conjunction with the issuance of the 2031 Senior Notes, the Company capitalized $31 million in debt discount and issuance costs.
The 2031 Senior Notes are unsecured obligations. The 2031 Senior Notes will mature on February 1, 2031 and bear interest at a rate of 9.00% per annum, payable semi-annually in cash in arrears on February 1 and August 1, of each year beginning on February 1, 2026.
The Company may redeem all or a portion of the 2031 Senior Notes at any time prior to February 1, 2028 at a redemption price up to 100.00% of the aggregate principal amount, plus accrued and unpaid interest and a "make-whole" premium as provided in the indenture. At any time prior to February 1, 2028, up to 40.00% of the aggregate principal amount of the 2031 Senior Notes may be redeemed with the net cash proceeds from certain equity offerings, at the redemption price specified in the indenture.
The 2031 Senior Notes include customary terms and covenants, including certain events of default, after which the 2031 Senior Notes may be due and payable immediately. In addition, if the Company experiences certain change of control events, as described in the indenture, the Company will be required to make an offer to repurchase some or all of the 2031 Senior Notes at a price equal to 101.00% of the principal amount of the 2031 Senior Notes to be repurchased plus accrued and unpaid interest.
2024 Term Loan Facility
In December 2024, the Company entered into a credit agreement providing for a $1.0 billion term loan facility (the "2024 Term Loan Facility") consisting of (i) a $229 million secured facility and (ii) a $771 million unsecured facility. In connection with the IPO, the maturity date of the 2024 Term Loan Facility was accelerated, and it was repaid on April 11, 2025.
Magnetar Loan
In August 2024, the Company entered into an AI Computing Service Reserved Capacity and Prepayment Agreement with MagAI Ventures (the "MagAI Capacity Agreement"). Under this arrangement, the Company will provide portfolio companies of MagAI Ventures with a pre-determined amount of cloud computing services at a pre-negotiated hourly rate. The specific amount of cloud computing services, inclusive of the capacity and term, to be used by each portfolio company, if any, will be negotiated individually with each portfolio company, and will be subject to final approval by MagAI Ventures. The Company received a refundable deposit of $230 million in connection with the MagAI Capacity Agreement. Any consumption of cloud services by MagAI Ventures, including by their portfolio companies, under this arrangement is deducted from this deposit amount, with the unused portion refunded back to MagAI Ventures at the end of the contractual term. Throughout the term of the arrangement, if MagAI Ventures portfolio companies do not contract for the full amount of the pre-determined cloud computing services, the Company may agree with MagAI Ventures to instead use this available capacity for other customers, and share profits with MagAI Ventures for any revenue realized above the revenue that would have been generated by charging these customers the MagAI Ventures pre-negotiated rate.
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

In February 2025, the MagAI Capacity Agreement was amended to provide certain termination for convenience rights to both MagAI Ventures and the Company. As a result of the amendment, the Company now considers the refundable deposit received from Magnetar to be in-substance debt (the "Magnetar Loan") under ASC 470, Sale of Future Revenue, and has reclassified the balance to debt, current on the condensed consolidated balance sheets. No services had been provided under the MagAI Capacity Agreement as of September 30, 2025.
As of September 30, 2025, the $230 million refundable deposit remains available for cloud computing services for MagAI Ventures' portfolio companies. Upon such termination by either party, the unused portion of the $230 million deposit will be refunded along with a specified multiplier that increases over the term of the arrangement that equates to a 12% annual rate of return. As of September 30, 2025, the Company had $265 million classified as debt, current, including $35 million of redemption premiums, on the condensed consolidated balance sheets. The accretion of the redemption premiums was recognized in interest expense, net in the condensed consolidated statements of operations during the nine months ended September 30, 2025.
2021 Convertible Senior Secured Notes
In October 2021, the Company executed a note issuance agreement and a note purchase agreement with a related party for the issuance of an aggregate principal amount of up to $50 million of convertible senior secured notes (the "2021 Convertible Senior Secured Notes"). The Company determined that the conversion features, the accelerated redemption features, the variability in interest payments, and the Company's redemption option were required to be bifurcated and accounted for as an embedded derivative. The investors elected to convert all of the outstanding 2021 Convertible Senior Secured Notes on September 17, 2024, pursuant to the original terms of the conversion feature.
For the three and nine months ended September 30, 2024, the Company recorded losses related to the fair value adjustment of these derivative liabilities of $283 million and $627 million, respectively. During the three and nine months ended September 30, 2024, total interest costs for the 2021 Convertible Senior Secured Notes were $2 million and $8 million, respectively, comprised of coupon interest of $1 million and $4 million, respectively, and amortization of debt discounts and issuance costs of $1 million and $4 million, respectively.
The investors elected to convert all of the outstanding 2021 Convertible Senior Secured Notes on September 17, 2024, pursuant to the original terms of the conversion feature, resulting in the issuance of 24,543,980 shares of common stock and a cash payment of $2 million for accrued interest and cash in lieu of fractional shares. The conversion was accounted for as an extinguishment. Equity increased by the settlement-date fair value of the common shares issued of $1.1 billion. Additionally, a $6 million extinguishment loss is included in other income, net, which represents the difference between the fair value of the shares and the combined carrying amounts of the debt host and the bifurcated embedded derivative liability.
OEM Financing Arrangements
The Company entered into various agreements with original equipment manufacturers (the "OEM Financing Arrangements"), whereby the Company obtained financing for certain equipment with an aggregate notional balance of $1.9 billion and $1.3 billion as of September 30, 2025 and December 31, 2024, respectively. The Company granted a security interest for the financed equipment related to these financing agreements. These agreements generally have terms between two to three years.
DCSP Financing Arrangements
In June 2023, the Company entered into a service agreement (the "DCSP Service Agreement") with a data center service provider (the "DCSP"). Under the DCSP Service Agreement, the DCSP will design, purchase, build, and manage a data center providing access to up to 78 MW of electrical power to be delivered in phases. Separately, during the year ended December 31, 2024, the Company purchased $116 million of critical infrastructure assets to support the data center site (the "Existing Critical Infrastructure Assets").
In October 2024, the Company, as a lender, entered into a Senior Secured Delayed Draw Term Loan Credit Agreement (the "DCSP Note Receivable," and collectively, with the DCSP Service Agreement, the "DCSP Financing Arrangements") with the DCSP to facilitate the purchase of critical infrastructure assets. The DCSP Note Receivable provides for a total commitment of up to $305 million in delayed draw term loan funding for a term of seven years with a stated interest rate of 13.00% per annum.

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
Additionally, the Company entered into a lease for data center infrastructure assets with the DCSP. The arrangement commenced in April 2025 and is accounted for as a finance lease, with an initial term of 14 years and an imputed interest rate of 13%. The Company recorded finance lease right-of-use assets acquired through lease liability of $123 million for the nine months ended September 30, 2025 associated with this arrangement. For the three and nine months ended September 30, 2025, the amortization expense related to this finance lease right-of-use asset was not material.
As of September 30, 2025, the future payments under the financing obligation and finance lease due to the DCSP were as follows (in thousands):

Years Ending December 31,	Financing obligation	Finance lease
Remaining portion of 2025	$4,918	$4,680
2026	19,658	18,720
2027	19,645	18,720
2028	19,630	18,720
2029	19,616	18,720
Thereafter	175,800	168,480
Total future payments	259,267	248,040
Less: amount representing interest	(145,319)	(126,548)
Total	113,948	121,492
Less: current portion	(3,018)	(3,799)
Long-term portion	$110,930	$117,693
The DCSP Financing Arrangements allow for the net settlement of amounts due between the parties and meet the criteria for right of setoff in accordance with ASC 210, Balance Sheet. As of September 30, 2025, the gross amount of the DCSP Note Receivable was $288 million, which is presented net of the financing obligation and finance lease of $235 million. As of December 31, 2024, the gross amount of the DCSP Note Receivable was $224 million, which is presented net of the financing obligation of $116 million. The Company did not recognize any interest income during the year ended December 31, 2024, as the Company did not expect to be entitled to the accrued interest. The Company began recognizing interest income associated with this arrangement in March 2025. For the three and nine months ended September 30, 2025, the Company recognized $9 million and $18 million of interest income in other income, net in the condensed consolidated statements of operations, respectively. The total interest expense related to the financing obligation and finance lease associated with this arrangement for the three and nine months ended September 30, 2025 was $8 million and $20 million, respectively.

11. Redeemable Convertible Preferred Stock, Redeemable Common Stock, and Stockholders' Equity (Deficit)
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
As of September 30, 2025, there were no shares of redeemable convertible preferred stock issued and outstanding.
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
The redeemable Class A common stock was subject to a right to be "put" to the Company on the first trading day immediately after the second anniversary of the closing of the IPO (the "Put Right"). Upon exercise of the Put Right, holders of these shares would be entitled to receive from the Company an amount in cash equal to the original issue price per share of the Series C redeemable convertible preferred stock of $38.95 per share, representing an aggregate price of $1.2 billion. The carrying value of $1.2 billion was reclassified from redeemable convertible preferred stock to redeemable Class A common stock and was classified as mezzanine equity due to the shares being redeemable outside of the Company's control, as the related Put Right remains outstanding and unexercised. Ongoing accretion is recorded to bring the carrying value of the redeemable Class A common stock to its redemption value over time, consistent with the original terms of the Series C redeemable convertible preferred stock. Redeemable Class A common stock approximates its redemption value. The Company did not record accretion during the three months ended June 30, 2025 and September 30, 2025 as it was no longer considered probable that the Put Right would become redeemable.
The rights of the holders of the Company's redeemable Class A common stock were identical to the Company's Class A common stock, except with respect to the Put Right. The Put Right with respect to each share was subject to a lock-up period after the IPO and automatically terminated in September 2025 when the Company’s Class A common stock achieved a 20 day volume-weighted average price in a consecutive 30 trading day period of at least $68.16. Upon termination of the Put Right, the Company's redeemable Class A common stock was reclassified into Class A common stock within stockholders' equity (deficit).
Dividends
Holders of the redeemable convertible preferred stock were entitled to participate in any dividends distributed to holders of common stock, as if converted.
Holders of the Series C redeemable convertible preferred stock were entitled to a cumulative dividend that accrued from day-to-day at a rate of 10% per annum of the accumulated stated value, equal to $38.95 per share (the accumulated stated value is the defined "original issue price" at the time of conversion). Cumulative dividends were payable quarterly from the time the shares were issued until the completion of an IPO. These dividends could be paid in cash or in kind by being added to the accumulated stated value. After the IPO and conversion to redeemable Class A common stock, these dividend rights ceased, and there were no accrued and unpaid dividends as of September 30, 2025. For each of the nine months ended September 30, 2025 and 2024, the Company paid total cash dividends of $29 million. In addition, for the nine months ended September 30, 2024, the Company issued a paid-in-kind dividend, which was recognized at fair value of $16 million.
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 100,000,000 shares of preferred stock with a par value of $0.000005 per share with rights and preferences, including voting rights, designated from time to time by the Company's board of directors (the "Board"). As of September 30, 2025, there were no shares of preferred stock issued and outstanding.
Common Stock
As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 3,400,000,000 and 690,680,000 shares of common stock, respectively, with a par value of $0.000005 per share. During the year ended December 31, 2024, the Company's certificate of incorporation was amended such that the Company's common stock consisted of Class A common stock and Class B common stock. In March 2025, the Company's certificate of incorporation was amended such that the Company's common stock consisted of Class A common stock, Class B common stock, and Class C common stock. As of September 30, 2025, there were no shares of Class C common stock issued and outstanding.
Common stockholders are entitled to receive any dividends if and when declared by the Board, and upon liquidation or dissolution, are also entitled to receive all assets legally available for distribution to stockholders, ratably in proportion to the number of shares held, subject to the rights of preferred stockholders (if then outstanding). As of September 30, 2025 and December 31, 2024, no dividends on the Company's common stock had been declared by the Board.
Voting
Holders of Class A common stock are entitled to one vote per share. Prior to the completion of the Company's IPO, holders of Class B common stock were entitled to one vote per share. Upon the completion of the IPO, holders of Class B common stock are entitled to ten votes per share. Holders of Class A common stock and Class B common stock vote together as a single class, except where otherwise required by law. Holders of Class C common stock are entitled to no votes per share.
Warrants to Purchase Common Stock
As of December 31, 2024, the Company had outstanding warrants to purchase shares of the Company's Class A common stock that were classified as liabilities. These warrants were issued in connection with the 2022 Senior Secured Notes, as disclosed in the Company's Prospectus. As of December 31, 2024, the fair value of the warrant liabilities was $200 million and was included within derivative and warrant liabilities on the condensed consolidated balance sheets. The Company recorded a loss related to the fair value adjustment of these warrant liabilities of $58 million and $122 million within gain (loss) on fair value adjustments in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively.
On March 21, 2025, the Company executed an amendment with the warrant holders to fix the exercise price to $1.5495 per share, subject to adjustments for standard anti-dilution adjustments. As a result of the amendment, the Company concluded that the warrants met the requirements for equity classification for contracts that are indexed to the Company's own stock. The Company recognized a gain of $29 million for the final fair value adjustment pre-modification, and a loss of $2 million in connection with the modification and fixing of the exercise price, which were recorded in gain (loss) on fair value adjustments in the condensed consolidated statements of operations for the nine months ended September 30, 2025, and reclassified the final value of the warrants to additional paid-in capital. Refer to Note 3—Fair Value Measurements for further details.
2019 Stock Option Plan and 2025 Equity Incentive Plan
In July 2019, the Company adopted a stock option plan (the "2019 Plan"). The purpose of the 2019 Plan is to provide incentives to attract, retain, and motivate eligible persons whose potential contributions are important to the success of the

Company by offering those eligible persons an opportunity to participate in the Company's future performance through the grant of awards of common stock. The total number of shares authorized by the Board to be issued under the 2019 Plan was 73,637,600 shares as of December 31, 2024. Prior to the Company's IPO, in the event that shares previously issued under the 2019 Plan were reacquired by the Company pursuant to a forfeiture provision, right of first refusal, or repurchase by the Company, such shares were added back to the number of shares then available for issuance under the 2019 Plan. As of December 31, 2024, 3,750,480 shares were available for issuance under the 2019 Plan. In March 2025, in connection with the IPO and the adoption of the 2025 Plan (as defined below), the Company ceased granting awards under the 2019 Plan. Following the effective date of the 2025 Plan, any outstanding awards granted under the 2019 Plan remain subject to the terms of the 2019 Plan, and any shares that are forfeited or repurchased by the Company under the 2019 Plan will be automatically transferred to be available for issuance under the 2025 Plan.
In March 2025, the Company adopted the 2025 Equity Incentive Plan (the "2025 Plan") as a successor to the 2019 Plan, which became effective in connection with the IPO. The 2025 Plan authorizes the award of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), restricted stock awards ("RSAs"), stock appreciation rights, and RSUs, as well as performance and stock bonus awards. Pursuant to the 2025 Plan, the ISOs may be granted only to employees of the Company, while all other award types may be granted to employees, directors, and consultants. A total of 50,000,000 shares of the Company's Class A common stock were initially reserved, plus any reserved shares of Class A common stock not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2025 Plan. The number of shares reserved for issuance under the 2025 Plan will increase automatically on January 1 of each of 2026 through 2035 by the number of shares equal to the lesser of (a) five percent of the aggregate number of outstanding shares of all classes of common stock plus the total number of shares of Class A common stock issuable upon conversion of preferred stock (if any), in each case as of the immediately preceding December 31, or (b) such number of shares of Class A common stock as may be determined by the Board or the compensation committee of the Board (the "Compensation Committee"). In the event that shares previously issued under the 2025 Plan are reacquired by the Company pursuant to a forfeiture provision, right of first refusal, or repurchase by the Company, such shares shall be added back to the number of shares then available for issuance under the 2025 Plan. As of September 30, 2025, 46,370,204 shares were available for issuance under the 2025 Plan.
The Company may grant stock options to employees, contractors, or other entities in order to incentivize them to increase their efforts on behalf of the Company and to promote the success of the Company's business. Stock options may be treated as ISO or NQSO depending on the specific circumstances of an optionee's relationship with the Company and the number of stock options vesting or exercised in a calendar year. Stock options granted under the 2019 and 2025 Plans generally vest either over a three-year or four-year period. The Company may award stock options that are immediately exercisable, subject to a repurchase right. The Company may also grant stock options that allow for acceleration of vesting. The stock options granted under the 2019 and 2025 Plans will expire after ten years from the time of their grant. The Company issues Class A common stock upon the exercise of stock options. Pursuant to the equity exchange agreement between the Company and each of its co-founders, each co-founder has the right to exchange any shares of Class A common stock received upon the exercise of certain option awards granted prior to September 2024 and held by such co-founder into an equal number of shares of Class B common stock.

Stock Options
The following table summarizes stock option activity under the 2019 Plan (share data and aggregate intrinsic value in thousands):

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2025	47,219	$1.74	7	$2,163,455
Granted	—	—
Exercised	(10,601)	1.65
Forfeited, expired, or canceled	(294)	7.41
Outstanding at September 30, 2025	36,324	$1.73	6	$4,908,050
Vested and expected to vest at September 30, 2025	36,324	$1.73	6	$4,908,050
Exercisable at September 30, 2025	25,578	$1.08	6	$3,472,840
The table above does not include 375,000 options outstanding as of September 30, 2025 that were issued in connection with the 2021 Convertible Senior Secured Notes. Refer to Note 14—Related-Party Transactions for additional information.
The Company did not grant any stock options during the nine months ended September 30, 2025 and 2024.
The aggregate grant date fair value of stock options that vested during the nine months ended September 30, 2025 and 2024 was and $27 million and $32 million, respectively.
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024, was $940 million and $40 million, respectively. The intrinsic value for options exercised is the difference between the estimated fair value of the stock and the exercise price of the stock option at the date of exercise.
Employee Stock Purchase Plan
In March 2025, the Company adopted the 2025 Employee Stock Purchase Plan (the "2025 ESPP"), which became effective in connection with the IPO. The 2025 ESPP enables eligible employees to purchase shares of the Company's Class A common stock with accumulated payroll deductions. A total of 10,000,000 shares of the Company's Class A common stock are reserved for issuance under the 2025 ESPP.
The number of shares reserved for issuance and sale under the 2025 ESPP will increase automatically on January 1st of each of 2026 through 2035 by the number of shares equal to the lesser of (a) the number of shares equal to 1% of the sum of the total number of outstanding shares of all classes of the Company's common stock plus the total number of shares of the Company's Class A common stock issuable upon conversion of preferred stock (if any), in each case outstanding as of the immediately preceding December 31 and (b) such number of shares of the Company's Class A common stock determined by the Board or Compensation Committee; provided, that the Board or Compensation Committee may in its sole discretion reduce the amount of the increase in any particular calendar year. Subject to stock splits, recapitalizations, or similar events, no more than 100,000,000 shares of the Company's Class A common stock may be issued over the term of the 2025 ESPP.
The purchase price for shares purchased under the 2025 ESPP during any given purchase period is 85% of the lesser of the fair market value of the Company's Class A common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable purchase period. Each offering period may itself consist of one or more purchase periods. The 2025 ESPP has an initial offering period beginning on March 28, 2025 and ending on November 15, 2025, with a purchase date of November 15, 2025. The initial enrollment period began on the date of the IPO and ended on April 18, 2025. As of September 30, 2025, the amount withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions and the open enrollment period was not material. As of September 30, 2025, no shares of Class A common stock have been purchased under the 2025 ESPP. Stock-based compensation expense during the three months ended September 30, 2025 and unrecognized stock-based compensation expense as of September 30, 2025 related to the 2025 ESPP were not material.
Restricted Stock Units
RSUs granted typically vest over four years. The following table summarizes restricted stock unit activity under the 2019 and 2025 Plans (share data in thousands):

	Shares	Weighted- Average Fair Value Per Share
Balance at January 1, 2025	15,455	$38.80
Granted	15,266	69.43
Vested	(4,361)	36.30
Forfeited, expired, or canceled	(886)	42.58
Unvested balance at September 30, 2025	25,474	$57.42
Restricted Stock Awards
During the three and nine months ended September 30, 2025, 160,440 and 1,762,697 RSAs were granted in connection with the Company's acquisitions. These awards typically vest over a four-year service period. The grant date fair value of the RSAs was based on the Company's closing stock price on the grant date and is recognized as stock-based compensation expense over the vesting period. As of September 30, 2025, 1,585,674 of these RSAs remained unvested. Refer to Note 4—Business Combination for additional information.
Stock-Based Compensation Expense
As of September 30, 2025, unrecognized stock-based compensation expense related to unvested stock options was $63 million, which is expected to be recognized over a weighted-average period of two years.
As of September 30, 2025, unrecognized stock-based compensation expense related to unvested RSUs and RSAs was $1.2 billion, which is expected to be recognized over a weighted-average period of three years.
Total stock-based compensation expense recognized in the Company's condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Cost of revenue	$3,533	$271	$8,927	$1,009
Technology and infrastructure	52,623	2,161	154,905	6,598
Sales and marketing	9,810	847	21,124	2,562
General and administrative	78,465	4,338	288,453	13,297
Total stock-based compensation expense (1) (2)	$144,431	$7,617	$473,409	$23,466
(1) Stock-based compensation expense was net of capitalized costs primarily related to the development of internal-use software of $12 million and $2 million during the three months ended September 30, 2025 and 2024, respectively, and $43 million and $6 million during the nine months ended September 30, 2025 and 2024, respectively.
(2) The Company recognized no and $177 million of stock-based compensation expense, net of no and $17 million of capitalized costs primarily related to the development of internal-use software, during the three and nine months ended September 30, 2025, respectively, associated with vested RSUs as a result of the satisfaction of the liquidity-event performance-based vesting condition which was satisfied in connection with the IPO.

12. Income Taxes
The Company's effective tax rate was 53% and (13)% for the three months ended September 30, 2025 and 2024, respectively, and 4% and (14)% for the nine months ended September 30, 2025 and 2024, respectively.
The Company computed its provision for income taxes for interim periods by applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items. However, the Company computed its provision for income taxes based on the year-to-date actual effective tax rate for the three and nine months ended September 30, 2024, because the forecasted annual effective tax rate was highly sensitive to fluctuations in pre-tax income and a reliable estimate of the annual effective tax rate could not be made. The Company recorded income tax expense in the three months ended September 30, 2024 and the nine months ended September 30, 2024, despite experiencing pre-tax losses in part due to nondeductible losses on fair value adjustments and projected limitations on its ability to realize certain tax benefits, which has resulted in the Company maintaining a full valuation allowance on U.S. deferred tax assets.
The year-over-year benefit in income tax expense is primarily due to the One Big Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025. The OBBBA makes key elements of the 2017 Tax Cuts and Jobs Act permanent, including domestic research cost expensing, 100% bonus depreciation and makes modifications to key provisions relating to the deduction of business interest expense that was previously limited under prior U.S. tax law. Accordingly, the benefit to the Company is primarily due to the deductibility of previously limited deductible business interest expense coupled with a smaller increase in the Company’s U.S. deferred tax assets relative to prior periods, on which it continues to maintain a full valuation allowance.
The Company continues to evaluate the impact of these provisions and related tax planning strategies and elections.
13. Net Loss Per Share Attributable to Common Stockholders
The Company computes net loss per share utilizing the two-class method required for participating securities. The two-class method determines net loss per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed income. The rights, including the liquidation and dividend rights, of the holders of the Company's Class A common stock, redeemable Class A common stock, and Class B common stock are identical, except with respect to voting, and in the case of redeemable Class A common stock, redemption. As a result, the basic and diluted net loss per share for all shares of Class A common stock, redeemable Class A common stock, and Class B common stock are the same and therefore presented on a combined basis.
The Company considers its redeemable convertible preferred stock and common stock warrants to be participating securities as the holders of these securities are contractually entitled to participate in income but not contractually required to participate in losses. As such, net loss for the periods presented was not allocated to the Company's participating securities.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net loss	$(110,124)	$(359,807)	$(715,274)	$(812,076)
Dividends and accretion on Series C redeemable convertible preferred stock	—	(29,360)	(28,722)	(44,956)
Net loss attributable to common stockholders, basic	$(110,124)	$(389,167)	$(743,996)	$(857,032)
Change in fair value of common stock warrants	—	—	(26,845)	—
Net loss attributable to common stockholders, diluted	$(110,124)	$(389,167)	$(770,841)	$(857,032)
Denominator:
Weighted-average shares used in computing net loss attributable to common stockholders, basic	497,886	213,806	410,954	210,889
Effect of dilutive securities:
Common stock warrants	—	—	1,224	—
Weighted-average shares used in computing net loss attributable to common stockholders, diluted	497,886	213,806	412,178	210,889
Net loss per share attributable to common stockholders, basic	$(0.22)	$(1.82)	$(1.81)	$(4.06)
Net loss per share attributable to common stockholders, diluted	$(0.22)	$(1.82)	$(1.87)	$(4.06)

The number of securities that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows (in thousands):

	As of September 30,
	2025	2024

Redeemable convertible preferred stock	—	188,684
Outstanding stock options	36,699	49,138
Outstanding RSUs and RSAs	27,060	—
Outstanding warrants to purchase common stock	4,337	4,337
ESPP	144	—
Total	68,240	242,159
The table above does not include 6,591,020 RSUs outstanding as of September 30, 2024 because these awards were subject to a performance-based vesting condition that was not considered probable as of that date.
14. Related-Party Transactions
The Company has entered into certain transactions, as further described below, with Magnetar Financial LLC ("Magnetar") and certain funds or accounts managed or advised by Magnetar, and such funds or accounts collectively held a significant equity interest in the Company.

Senior Secured Notes
In connection with the issuance of the 2021 Convertible Senior Secured Notes in October 2021, the Company granted Magnetar an option to purchase up to $15 million of the Company's Class A common stock at the IPO price, which is equal to 375,000 shares at the IPO price of $40.00 per share, which is exercisable until the one-year anniversary of the IPO. As of September 30, 2025, this option is still outstanding and has not been exercised.
In October 2022, the Company executed a note issuance agreement and a note purchase agreement (the "2022 Senior Secured Notes") and between October 2022 and April 2023, the Company issued $125 million of 2022 Senior Secured Notes with maturity dates between October 2025 and April 2026 to funds or accounts managed or advised by Magnetar, along with warrants to purchase 12,144,668 shares of the Company's Class A common stock. In March 2025, the warrants were amended to fix the exercise price per share, and the Company concluded that these warrants met the requirements for equity classification. Refer to Note 11—Redeemable Convertible Preferred Stock, Redeemable Common Stock, and Stockholders' Equity (Deficit) for additional information. In July 2024, the Company redeemed these notes in full, paying $137 million. In connection with the issuance of the 2022 Senior Secured Notes, the Company granted Magnetar the right to purchase up to 5% of the Company's Class A common stock issued at a price equal to the price per share in the Company's IPO. This option expired unexercised in connection with the IPO.
Redeemable Convertible Preferred Stock Financing
Between April 2023 and May 2024, the Company issued a number of shares of different classes of redeemable convertible preferred stock, some of which were acquired by certain of the Company's directors, holders of more than 5% of the Company's outstanding capital stock, and their affiliates or funds or accounts managed thereby. As described in Note 11—Redeemable Convertible Preferred Stock, Redeemable Common Stock, and Stockholders' Equity (Deficit), the shares of redeemable convertible preferred stock were converted in connection with the IPO.
Delayed Draw Term Loan Facilities
As of September 30, 2025 and December 31, 2024, $363 million and $438 million in aggregate principal amount, respectively, of the DDTL 1.0 Facility was outstanding and held by funds or accounts managed or advised by Magnetar. The Company has paid to funds or accounts managed or advised by Magnetar $25 million and $20 million in principal and incurred $13 million and $18 million in interest expense for the three months ended September 30, 2025 and 2024, respectively. The Company has paid to funds or accounts managed or advised by Magnetar $75 million and $25 million in principal and incurred $42 million and $37 million in interest expense for the nine months ended September 30, 2025 and 2024, respectively. Refer to Note 10—Debt for additional information.
As of September 30, 2025 and December 31, 2024, $139 million and $106 million of the DDTL 2.0 Facility was outstanding and held by funds or accounts managed or advised by Magnetar, respectively. The Company has not made principal payments on the DDTL 2.0 Facility as of September 30, 2025. The Company incurred $4 million and $10 million, in interest expense for the three and nine months ended September 30, 2025, respectively, and $1 million in interest expense for the three and nine months ended September 30, 2024, associated with amounts held by funds or accounts managed or advised by Magnetar. Refer to Note 10—Debt for additional information.
Magnetar Loan
In connection with the MagAI Capacity Agreement with MagAI Ventures, the Company had $265 million outstanding under the Magnetar Loan within debt, current on the condensed consolidated balance sheets as of September 30, 2025. The deposit from MagAI Ventures of $230 million was previously classified within other current liabilities on the condensed consolidated balance sheets as of December 31, 2024. The Company incurred $8 million and $35 million, respectively, in interest expense in connection with the Magnetar Loan for the three and nine months ended September 30, 2025. Refer to Note 10—Debt for additional information.
Strategic Investment
In June 2024, the Company contributed $50 million to a fund managed by Magnetar in connection with the fund's purchase of a third party's preferred stock. The Company consolidated the fund and accounted for the purchased preferred stock as privately held equity securities that do not have a readily determinable fair value measured at cost, with subsequent adjustments for observable price changes or impairments. The investment is included in other non-current assets on the condensed consolidated balance sheets.

Equity Exchange Agreement
In September 2024, the Company entered into an equity exchange right agreement with each of its co-founders. This agreement grants each co-founder the right, but not the obligation, to exchange shares of Class A common stock received upon the exercise or settlement of equity awards for shares of Class B common stock. This right applies to equity awards previously granted to the Company’s co-founders and to equity awards that may be granted to the Company’s co-founders in the future.
Unconsolidated Joint Venture
In June 2025, the Company entered into a forward-starting lease and a development management agreement in connection with the JV, which is an unconsolidated subsidiary of the Company and a related party. These agreements are deemed to be priced at market terms as they were negotiated as part of an arms-length negotiations with the other investor in the JV. During the three and nine months ended September 30, 2025, the Company did not recognize any material income or expenses in the condensed consolidated statements of operations pursuant to these agreements. Refer to Note 8—Leases for additional information.
15. Geographic Information
Revenue by geography is based on the address of the customer as specified in the Company's customer contracts. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$1,281,336	$547,150	$3,358,415	$1,094,221
All other countries	83,340	36,791	200,681	73,775
Total revenue	$1,364,676	$583,941	$3,559,096	$1,167,996

The Company's long-lived assets are attributed to a country based on the physical location of the assets. It defines long-lived assets as property and equipment and operating lease right-of-use assets because many of these assets cannot be readily moved and are relatively illiquid, subjecting them to geographic risk.
As of September 30, 2025 and December 31, 2024, 84% and 90%, respectively, of the Company's long-lived assets were located in the United States, and no other single country accounted for more than 10% of these assets.
16. Subsequent Events
In October 2025, the Company acquired Marimo Inc., the creator of the open-source marimo notebook, an AI-native, reactive development environment for Python, purpose-built for AI and data workloads. The acquisition is expected to strengthen CoreWeave's vertically integrated platform, empowering developers to build, scale, and deploy applications faster and more efficiently.
In October 2025, the Company entered into additional financing arrangements with various OEMs. The financing arrangements have an aggregate notional balance of up to $2.7 billion. The financing arrangements have terms ranging from five to six years.
In October and November 2025, the Company executed additional lease agreements, primarily for data centers and office facilities. The aggregate amount of estimated future undiscounted lease payments associated with such leases is $3.4 billion. The leases are expected to commence between 2025 and 2027 with estimated lease terms of three to 12 years.
In November 2025, the Company acquired Monolith AI Limited, a pioneer in applying artificial intelligence and machine learning to solve complex physics and engineering challenges. The acquisition is expected to help the Company offer a full-stack AI platform for industrial and manufacturing enterprises.
In November 2025, the Company amended its Revolving Credit Facility to increase the capacity to $2.5 billion and to modify certain covenant metrics. The amendment also extended the maturity to November 2029. With the upsize of the Revolving Credit Facility, the letter of credit sub-facility increased to $600 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, and other financial information, included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission (the "SEC") pursuant to Rule 424(b) under the Securities Act of 1933, as amended ("the Prospectus"), on March 31, 2025 in connection with our initial public offering (the "IPO"). In addition to our historical results of operations and financial position, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results to be expected for any period in the future, and results for any interim period should not be construed as an inference of what our results would be for any full year or future period.
Overview
CoreWeave powers the creation and delivery of the intelligence that drives innovation.
Our CoreWeave Cloud Platform consists of our proprietary software and cloud services that deliver the software and software intelligence needed to manage complex AI infrastructure at scale. Our platform supports the development and use of ground-breaking models and the delivery of the next generation of AI applications that are changing the way we live and work across the globe—our platform is trusted by some of the world's leading AI labs and AI enterprises.
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
On July 7, 2025, we entered into a definitive agreement (the “Core Scientific Merger Agreement”) to acquire Core Scientific, Inc. ("Core Scientific"), a leading data center infrastructure provider, in an all-stock transaction (the "Core Scientific Acquisition"). On October 30, 2025, Core Scientific held a special meeting of stockholders (the “Special Meeting”) to consider a proposal (the “Merger Agreement Proposal”) to adopt the Core Scientific Merger Agreement. At the Special Meeting, the requisite Core Scientific stockholders did not approve the Merger Agreement Proposal. As a result, on October 30, 2025, pursuant to and in accordance with the Core Scientific Merger Agreement, Core Scientific terminated the Core Scientific Merger Agreement, effective immediately.
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
We expect our cost of revenue to increase in absolute dollar terms as we continue to grow our platform and expand our customer base. However, we anticipate that cost of revenue may fluctuate as a percentage of revenue in the future due to the timing of when data centers go live, including delays in the delivery of data centers by our third-party vendors, and when we achieve economies of scale and operational efficiencies.
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
Gain (Loss) on Fair Value Adjustments
Gain (loss) on fair value adjustments consists of gains and losses as a result of recording our derivative and warrant liabilities for our 2021 Convertible Senior Secured Notes, warrant liabilities related to our 2022 Senior Secured Notes, and the option liability in connection with our Series B financing at fair value at the end of each reporting period, or prior to settlement of the associated instruments if settled during the reporting period.
Interest Expense, Net
Interest expense, net consists of interest associated with our finance leases and contractual interest, the amortization of debt discounts and issuance costs, and the accretion of redemption premiums associated with our debt obligations. Interest expense, net is reflected net of capitalized interest.

Other Income, Net
Other income, net consists of investment income, foreign currency exchange gains (losses), gains (losses) on extinguishment of debt, interest income, gains (losses) on strategic investments and other non-operating gains and losses.
Provision for (benefit from) Income Taxes
The provision for (benefit from) income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the impact of the valuation allowance and nondeductible items, such as fair value adjustments to derivatives, as well as the relative proportion of foreign income to domestic income, generation of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$1,364,676	$583,941	$3,559,096	$1,167,996
Operating expenses:
Cost of revenue(1)	368,824	143,134	943,885	311,192
Technology and infrastructure(1)	747,479	285,509	1,978,794	561,276
Sales and marketing(1)	44,645	4,554	91,993	12,776
General and administrative(1)	151,878	33,628	500,835	71,068
Total operating expenses	1,312,826	466,825	3,515,507	956,312
Operating income	51,850	117,116	43,589	211,684
Gain (loss) on fair value adjustments	—	(341,133)	26,837	(748,864)
Interest expense, net	(310,555)	(104,375)	(841,356)	(211,797)
Other income, net	21,901	10,244	22,787	34,110
Loss before provision for (benefit from) income taxes	(236,804)	(318,148)	(748,143)	(714,867)
Provision for (benefit from) income taxes	(126,680)	41,659	(32,869)	97,209
Net loss	$(110,124)	$(359,807)	$(715,274)	$(812,076)
_____________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Cost of revenue	$3,533	$271	$8,927	$1,009
Technology and infrastructure	52,623	2,161	154,905	6,598
Sales and marketing	9,810	847	21,124	2,562
General and administrative	78,465	4,338	288,453	13,297
Total	$144,431	$7,617	$473,409	$23,466

We recognized no and $177 million of stock-based compensation expense, net of no and $17 million of capitalized costs primarily related to the development of internal-use software, during the three and nine months ended September 30, 2025, respectively, associated with vested RSUs as a result of the satisfaction of the liquidity-event performance-based vesting condition which was satisfied in connection with the IPO.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	27	25	27	27
Technology and infrastructure	55	49	56	48
Sales and marketing	3	1	3	1
General and administrative	11	6	14	6
Total operating expenses	96	80	99	82
Operating income	4	20	1	18
Gain (loss) on fair value adjustments	—	(58)	1	(64)
Interest expense, net	(23)	(18)	(24)	(18)
Other income, net	2	2	1	3
Loss before provision for (benefit from) income taxes	(17)	(54)	(21)	(61)
Provision for (benefit from) income taxes	(9)	7	(1)	8
Net loss	(8)%	(62)%	(20)%	(70)%
________________
Note: Totals may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Revenue	$1,364,676	$583,941	$780,735	134%	$3,559,096	$1,167,996	$2,391,100	205%
Revenue for the three months ended September 30, 2025 increased by $781 million, or 134%, compared to the three months ended September 30, 2024. Revenue for the nine months ended September 30, 2025 increased by $2.4 billion, or 205%, compared to the nine months ended September 30, 2024. This substantial growth was related to increased demand from both existing and new customer contracts and our ability to rapidly scale our operations, emphasizing the strength of our customer relationships and our ability to meet the evolving needs of the industry. Approximately 80% and 91% of the increase in revenue was attributable to expansion within our existing customer base and the remaining increase was attributable to new customers for the three and nine months ended September 30, 2025, respectively.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Cost of revenue	$368,824	$143,134	$225,690	158%	$943,885	$311,192	$632,693	203%
Percentage of revenue	27%	25%			27%	27%

Cost of revenue for the three months ended September 30, 2025 increased by $226 million, or 158%, compared to the three months ended September 30, 2024. This increase was primarily attributable to higher costs directly related to running our data centers to support the significant increase in customer demand, driven by the successful deployment of new and expanded data centers, which resulted in an increase in rent expense of approximately $120 million, an increase in data center utilities and power spend of approximately $53 million. The increase is also attributable to an increase in depreciation and amortization related to data center infrastructure and leasehold improvements of approximately $23 million, and an increase in personnel costs of approximately $16 million, which includes headcount growth of employees directly associated with data centers and $3 million related to stock-based compensation expense.
Cost of revenue for the nine months ended September 30, 2025 increased by $633 million, or 203%, compared to the nine months ended September 30, 2024. This increase was primarily attributable to higher costs directly related to running our data centers to support the significant increase in customer demand, driven by the successful deployment of new and expanded data centers, which resulted in an increase in rent expense of approximately $341 million, an increase in data center utilities and power spend of approximately $166 million. The increase is also attributable to an increase in depreciation and amortization related to data center infrastructure and leasehold improvements of approximately $49 million, and an increase in personnel costs of approximately $40 million, which includes headcount growth of employees directly associated with data centers and $8 million related to stock-based compensation expense.
Technology and Infrastructure

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Technology and infrastructure	$747,479	$285,509	$461,970	162%	$1,978,794	$561,276	$1,417,518	253%
Percentage of revenue	55%	49%			56%	48%
Technology and infrastructure expense for the three months ended September 30, 2025 increased by $462 million, or 162%, compared to the three months ended September 30, 2024. This increase was primarily attributable to an increase in depreciation and amortization of approximately $349 million, from $256 million for the three months ended September 30, 2024, to $605 million for the three months ended September 30, 2025. These increases in depreciation and amortization were related to investments in our platform and servers, switches, and other networking equipment fixed assets within our technology infrastructure, as well as an increase of approximately $90 million of personnel costs, of which $50 million related to stock-based compensation expense.
Technology and infrastructure expense for the nine months ended September 30, 2025 increased by $1.4 billion, or 253%, compared to the nine months ended September 30, 2024. This increase was primarily attributable to an increase in depreciation and amortization of approximately $1.1 billion, from $491 million for the nine months ended September 30, 2024, to $1.6 billion for the nine months ended September 30, 2025. These increases in depreciation and amortization were related to investments in our platform and servers, switches, and other networking equipment fixed assets within our technology infrastructure, as well as an increase of approximately $248 million of personnel costs, of which $148 million related to stock-based compensation expense.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Sales and marketing	$44,645	$4,554	$40,091	880%	$91,993	$12,776	$79,217	620%
Percentage of revenue	3%	1%			3%	1%
Sales and marketing expense for the three months ended September 30, 2025 increased by $40 million, or 880%, compared to the three months ended September 30, 2024. This increase was primarily attributable to an increase of approximately $20 million in personnel costs, of which $9 million related to stock-based compensation expense, and an increase of $13 million of advertising and sponsorship expenses.
Sales and marketing expense for the nine months ended September 30, 2025 increased by $79 million, or 620%, compared to the nine months ended September 30, 2024. This increase was primarily attributable to an increase of approximately $37 million in personnel costs, of which $19 million related to stock-based compensation expense, and an increase of $29 million of advertising and sponsorship expenses.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
General and administrative	$151,878	$33,628	$118,250	352%	$500,835	$71,068	$429,767	605%
Percentage of revenue	11%	6%			14%	6%
General and administrative expense for the three months ended September 30, 2025 increased by $118 million, or 352%, compared to the three months ended September 30, 2024. This increase was primarily attributable to an increase of approximately $97 million in personnel-related expenses, which includes headcount growth to support our expanding operations and $74 million related to stock-based compensation expense. Professional services expenses also increased by approximately $25 million, primarily from accounting, tax, legal, and advisory services necessary to support our growth, acquisitions and public company compliance activities.
General and administrative expense for the nine months ended September 30, 2025 increased by $430 million, or 605%, compared to the nine months ended September 30, 2024. This increase was primarily attributable to an increase of approximately $333 million in personnel-related expenses, which includes headcount growth to support our expanding operations and $275 million related to stock-based compensation expense. Professional services expenses also increased by approximately $104 million, primarily from accounting, tax, legal, and advisory services necessary to support our growth, acquisitions, and public company compliance activities.

Gain (Loss) on Fair Value Adjustments

Three Months Ended September 30,				Nine Months Ended September 30,
2025	2024	Change	% Change	2025	2024	Change	% Change

(dollars in thousands)

Gain (loss) on fair value adjustments	$—	$(341,133)	$341,133	NM	$26,837	$(748,864)	$775,701	NM
NM-Not meaningful
Gain (loss) on fair value adjustments for the three months ended September 30, 2025 changed favorably by $341 million compared to the three months ended September 30, 2024. Gain (loss) on fair value adjustments for the nine months ended September 30, 2025 changed favorably by $776 million compared to the nine months ended September 30, 2024. These changes were driven by a relative decrease in the period in the valuation of derivatives and warrants tied to our common stock and redeemable convertible preferred stock within the periods presented. On March 21, 2025, we executed an amendment with the warrant holders to fix the exercise price, resulting in a final mark to market of the warrants and a reclassification of the final value of the warrants for common stock within additional paid-in capital, and therefore, there was no activity for the three months ended September 30, 2025.

Interest Expense, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Interest expense, net	$(310,555)	$(104,375)	$(206,180)	198%	$(841,356)	$(211,797)	$(629,559)	297%
Interest expense, net for the three months ended September 30, 2025 increased by $206 million, or 198%, compared to the three months ended September 30, 2024. Interest expense, net for the nine months ended September 30, 2025 increased by $630 million, or 297%, compared to the nine months ended September 30, 2024. These increases were attributable to increased borrowing levels and total debt obligations.
Other income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Other income, net	$21,901	$10,244	$11,657	114%	$22,787	$34,110	$(11,323)	(33)%
Other income, net for the three months ended September 30, 2025 changed favorably by $12 million, or 114%, compared to the three months ended September 30, 2024. This change was attributable to net unrealized gains on fair value adjustments related to our strategic investments of $12 million and an increase in interest and investment income of approximately $9 million, partially offset by an unfavorable foreign exchange loss of $5 million.
Other income, net for the nine months ended September 30, 2025 changed unfavorably by $11 million, or 33%, compared to the nine months ended September 30, 2024. This change was attributable to unfavorable foreign exchange losses of approximately $51 million, partially offset by an increase of $23 million from net unrealized gains on fair value adjustment related to our strategic investments and an increase in interest and investment income of approximately $22 million.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Provision for (benefit from) income taxes	$(126,680)	$41,659	$(168,339)	NM	$(32,869)	$97,209	$(130,078)	NM
Effective tax rate	53%	(13)%			4%	(14)%

Provision for (benefit from) income taxes for the three months ended September 30, 2025 changed favorably by $168 million compared to the three months ended September 30, 2024. Provision for (benefit from) income taxes for the nine months ended September 30, 2025 changed favorably by $130 million compared to the nine months ended September 30, 2024.
We recorded income tax expense in the three and nine months ended September 30, 2024 despite experiencing pre-tax losses in part due to nondeductible losses on fair value adjustments and projected limitations on our ability to realize certain tax benefits, which resulted in our continuing to maintain a full valuation allowance on its U.S. deferred tax assets. The benefit from the period-over-period income taxes is primarily to do with the OBBBA, enacted on July 4, 2025, allowing the deduction of business interest expense that was previously limited under prior U.S. tax law, coupled with a smaller increase in our deferred tax assets, on which there is a full valuation allowance.
Liquidity and Capital Resources
We have generated significant losses from operations, as reflected in our accumulated deficit of $2.2 billion as of September 30, 2025. Additionally, we have generated significant negative cash flows from investing activities as we continue to support the growth of our CoreWeave Cloud Platform. We anticipate making significant investments for the foreseeable future, including in our infrastructure and go-to-market capabilities, to maintain our leadership and position us to continue to capitalize on the AI revolution.
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

Our non-cancellable commitments are disclosed in Note 8—Leases, Note 9—Commitments and Contingencies, and Note 10—Debt to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q.
We believe our existing balance of cash and cash equivalents and marketable securities, in addition to amounts available for borrowing under our various debt agreements, will be sufficient to meet our obligations due or anticipated to be due within one year from the date of this Quarterly Report on Form 10-Q, including operating expenses, working capital, and current commitments for capital expenditures. Our future capital requirements may depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled "Risk Factors." We anticipate that future investments may require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of additional debt would result in debt service obligations, and the instruments governing such debt could provide for operational and/or financial covenants that further restrict our operations. There can be no assurances that we will be able to raise additional capital on favorable terms or at all. The inability to raise capital could adversely affect our ability to achieve our business objectives.
The following table summarizes our principal sources of liquidity:

	September 30, 2025	December 31, 2024

	(dollars in thousands)
Cash and cash equivalents	$1,894,399	$1,361,083
Marketable securities	47,449	—
Availability under existing facilities(1)	4,799,979	4,406,181
Total liquidity	$6,741,827	$5,767,264
________________
(1)Refers to secured commitments under the revolving credit facility and delayed draw term loan agreements.

Revolving Credit Facility
On June 21, 2024, we entered into the Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the guarantors party thereto, and the lenders and issuing banks party thereto (as amended, the "Revolving Credit Facility"). The Revolving Credit Facility matures on June 21, 2027. On October 7, 2024, the credit agreement was amended to provide for a $650 million senior revolving credit facility consisting of (i) a $500 million secured facility and (ii) a $150 million unsecured facility. On December 2, 2024, the Revolving Credit Facility was further amended to provide for the $650 million senior revolving credit facility to be fully secured. On May 2, 2025, the Revolving Credit Facility Agreement was further amended to increase the commitments thereunder to $1.5 billion, with a $350 million letter of credit sub-facility. Our Revolving Credit Facility may be increased by the sum of $500 million plus an unlimited amount that does not result in our total net leverage ratio exceeding 6.00x or our secured net leverage ratio exceeding 4.00x, pursuant to the exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The proceeds of our Revolving Credit Facility may be used for working capital and general corporate purposes (including the financing of acquisitions and investments). As of September 30, 2025, we had an outstanding balance of $700 million and had $800 million of remaining capacity on the Revolving Credit Facility. There was no outstanding balance associated with the letter of credit.
Amounts borrowed under our Revolving Credit Facility are subject to an interest rate per annum equal to, at our option, either (a) for base rate loans, an applicable margin of 0.75% plus a base rate (subject to a 1.00% floor) determined by reference to the highest of (i) the prime rate, (ii) the greater of (a) the federal funds effective rate and (b) the overnight bank funding rate, in each case, plus 0.50%, and (iii) the one month term Secured Overnight Financing Rate ("SOFR") plus 1.00% or (b) for term benchmark loans, an applicable margin of 1.75% plus the term SOFR (subject to a 0.00% floor) for a one, three or six month interest period. We may voluntarily prepay outstanding loans under our Revolving Credit Facility at any time without premium or penalty, other than customary "breakage" costs.
On November 10, 2025, we amended our Revolving Credit Facility to increase the capacity to $2.5 billion and to modify certain covenant metrics. The amendment also extended the maturity to November 2029. With the upsize of the Revolving Credit Facility, the letter of credit sub-facility increased to $600 million.
Additional Secured Commitments
Delayed Draw Term Loan Facility 1.0
On July 30, 2023, one of our subsidiaries entered into a delayed draw term loan with various lenders and U.S. Bank, N.A., as the administrative agent. The agreement provides for a delayed draw term loan facility of up to $2.3 billion (as amended, the "DDTL 1.0 Facility"). All obligations under the DDTL 1.0 Facility are unconditionally guaranteed by us and secured, subject to certain exceptions, by substantially all of the subsidiary's assets and a pledge of 100% of the equity interests in the subsidiary. Borrowings under the DDTL 1.0 Facility were used to finance a portion of the purchase consideration, fees, and expenses relating to the acquisition of computing equipment.
On May 15, 2024, the interest rate was modified to term SOFR plus 9.62% or the alternative base rate plus 8.62%. The principal amount of the loans is required to be repaid in quarterly installments, with the final payment due on March 29, 2028. The loans are prepayable at any time, from time to time, at our option, and are required to be prepaid upon the occurrence of an event of default or change of control of us, or with the proceeds of certain asset dispositions or incurrences of indebtedness. If the loans are prepaid prior to the fourth anniversary of the loan commitment termination date, in addition to principal and accrued interest, we are required to pay an applicable premium equal to (a) with respect to prepayments made prior to the third anniversary of the loan commitment termination date, an amount equal to the present value of future interest payments that would have accrued on the principal amount of the loans being prepaid through the third anniversary of the loan commitment termination date based on the interest rate in effect plus 1.00% of the principal amount of the loans being prepaid and (b) with respect to prepayments made between the third and fourth anniversary of the loan commitment termination date, an amount equal to 1.00% of the principal amount of the loans being prepaid.
As of September 30, 2025 and December 31, 2024, we had $1.7 billion and $2.0 billion outstanding, respectively, under the DDTL 1.0 Facility.

Delayed Draw Term Loan Facility 2.0
On May 16, 2024, another of our subsidiaries entered into a second delayed draw term loan facility with various lenders and U.S. Bank, N.A. as the administrative agent. The agreement provides for a delayed draw term loan facility of up to $7.6 billion assuming the relevant collateralization requirements are met (as amended, the "DDTL 2.0 Facility"). Under the DDTL 2.0 Facility, additional loans may be drawn until June 2025, with an option to extend the commitment period by three months subject to lender consent. The total loans available are limited to a percentage of the depreciated purchase price of GPU servers and related infrastructure for the contract that the loans are being used to finance, with such percentage based upon the credit rating of the applicable customer. All obligations under the DDTL 2.0 Facility are unconditionally guaranteed by us and secured, subject to certain exceptions, by substantially all of the subsidiary's assets and a pledge of 100% of the equity interests in the subsidiary. Borrowings under the DDTL 2.0 Facility will be used to finance a portion of the purchase consideration, fees, and expenses relating to the acquisition of computing equipment.
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
The principal amount of the loans is required to be repaid in quarterly installments, beginning in January 2026, with the final payment due five years after the applicable loan was funded. The loans are prepayable at any time, from time to time, at our option, and are required to be prepaid upon the occurrence of an event of default or change of control of us, or with the proceeds of certain asset dispositions or incurrences of indebtedness. If the loans are prepaid prior to the 30-month anniversary of the loan commitment termination date, in addition to principal and accrued interest, we are required to pay an applicable premium equal to the present value of future interest payments that would have accrued on the principal amount of the loans being prepaid through the 30-month anniversary of the loan commitment termination date based on the interest rate in effect.
As of September 30, 2025 and December 31, 2024, we had outstanding borrowings of $5.0 billion and $3.8 billion, respectively, under the DDTL 2.0 Facility. As of September 30, 2025, no additional borrowing capacity remained under the facility, compared to $3.8 billion, of available capacity as of December 31, 2024.
On September 29, 2025, we amended DDTL 2.0 Facility with certain lenders and U.S. Bank, N.A. as the administrative agent, to add an incremental $3.0 billion tranche of delayed draw term loans to the DDTL 2.0 Facility (as so amended, the "DDTL 2.1 Facility). The terms of the draws under the DDTL 2.0 Facility remain unchanged. The total loans available are limited to a percentage of the depreciated purchase price of GPU servers and related infrastructure for the contract that the loans are being used to finance, with such percentage based upon the credit rating of the applicable customer. All obligations under the DDTL 2.1 Facility are unconditionally guaranteed by us and secured, subject to certain exceptions, by substantially all of the subsidiary's assets and a pledge of 100% of the equity interests in the subsidiary. Borrowings under the DDTL 2.1 Facility will be used to finance a portion of the purchase consideration, fees, and expenses relating to the acquisition of computing equipment.
Borrowings under the DDTL 2.1 Facility are subject to an interest rate per annum equal to, at our option, either the term SOFR or the alternative base rate plus a spread. The spread is equal to 4.25% for term SOFR loans and 3.25% for base rate loans.
The principal amount of the loans is required to be repaid in quarterly installments, beginning in July 2026, with the final payment due five years after the applicable loan was funded. As of September 30, 2025 we had borrowed $1.2 billion against the DDTL 2.1 Facility and $1.8 billion remained available for borrowing.
Delayed Draw Term Loan Facility 3.0
On July 28, 2025, one of our subsidiaries, CoreWeave Compute Acquisition Co. VII LLC ("CCAC VII"), entered into a third delayed draw term loan facility (the "DDTL 3.0 Facility") with various lenders and MUFG Bank, LTD, as the administrative agent, which provides for a delayed draw term loan facility of up to $2.6 billion. All obligations under the DDTL 3.0 Facility are unconditionally guaranteed by us. Obligations outstanding under the DDTL 3.0 Facility are secured by perfected first priority pledges of and security interests in (i) the equity interests of CCAC VII held by its direct parent and (ii) substantially all of the assets of CCAC VII. The DDTL 3.0 Facility contains covenants that restrict our and/or

CCAC VII's ability to incur or guarantee additional indebtedness; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; enter into certain transactions with affiliates; and merge, consolidate or transfer or sell all or substantially all of our or its assets.
Under the DDTL 3.0 Facility, loans may be drawn until July 2026. The principal amount of the DDTL 3.0 Facility is required to be repaid in monthly installments, beginning in April 2026, with the final payment due on August 21, 2030. The total loans available are constrained by the purchase price of assets for which the loans are being used to finance with such percentage based upon the depreciable cost of GPU servers. Borrowings under the DDTL 3.0 Facility will be used to finance a portion of the purchase considerations, fees, and expenses relating to the acquisition of computing equipment.
Interest on outstanding borrowings on the DDTL 3.0 Facility accrues at an interest rate per annum equal to the daily compounded SOFR plus an applicable margin of 4.00% or alternative base rate plus 3.00%, at our election. Under the DDTL 3.0 Facility, we are required to enter into secured swap agreements within 45 days of the closing date as well as after each subsequent credit event covering a notional amount of not less than 75% of the reasonable anticipated outstanding floating-rate loans until the maturity date. As of September 30, 2025, we are in compliance with this requirement.
The principal amount of the loans is required to be repaid in monthly installments, beginning in April 2026, with the final payment due in August 2030. The loans are prepayable at any time, from time to time, at our option, and are required to be prepaid upon the occurrence of an event of default or change of control of us, or with the proceeds of certain asset dispositions or incurrences of indebtedness. As of September 30, 2025, we had borrowed $359 million against the DDTL 3.0 Facility and $2.2 billion remained available for borrowing.
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
Additional Unsecured Commitments
2030 Senior Notes
In May 2025, we issued $2.0 billion in aggregate principal amount of senior notes due 2030 (the "2030 Senior Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2030 Senior Notes were issued pursuant to an indenture, dated as of May 27, 2025. The proceeds from the issuance of the 2030 Senior Notes were retained for general corporate purchases. In conjunction with the issuance of the 2030 Senior Notes, we capitalized $37 million in debt issuance costs.
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
2031 Senior Notes
In July 2025, we closed a private placement of $1.8 billion aggregate principal amount of its 9% Senior Notes due 2031 (the "2031 Senior Notes"). We intend to use the proceeds for general corporate purposes. The 2031 Senior Notes and related guarantees were offered only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to non-U.S. persons pursuant to Regulation S under the Securities Act. In conjunction with the issuance of the 2031 Senior Notes, we capitalized $31 million in debt issuance costs.
The 2031 Senior Notes are unsecured obligations. The 2031 Senior Notes will mature on February 1, 2031 and bear interest at a rate of 9.00% per annum, payable semi-annually in cash in arrears on February 1 and August 1, of each year beginning on February 1, 2026.
We may redeem all or a portion of the 2031 Senior Notes at any time prior to February 1, 2028 at a redemption price up to 100% of the aggregate principal amount, plus accrued and unpaid interest and a "make-whole" premium as provided in the indenture. At any time prior to February 1, 2028, up to 40% of the aggregate principal amount of the 2031 Senior Notes may be redeemed with the net cash proceeds from certain equity offerings, at the redemption price specified in the indenture.
The 2031 Senior Notes include customary terms and covenants, including certain events of default, after which the 2031 Senior Notes may be due and payable immediately. In addition, if we experience certain change of control events, as described in the indenture, we will be required to make an offer to repurchase some or all of the 2031 Senior Notes at a price equal to 101% of the principal amount of the 2031 Senior Notes to be repurchased plus accrued and unpaid interest.
Cash Flows

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,499,051	$2,562,436
Net cash used in investing activities	(6,345,299)	(5,193,829)
Net cash provided by financing activities	5,779,106	4,073,368
Operating Activities
Net cash provided by operating activities was $1.5 billion for the nine months ended September 30, 2025 as compared to net cash provided by operating activities of $2.6 billion for the nine months ended September 30, 2024. The decrease was driven by an increase in accounts receivable and fewer committed contracts from new customer contracts involving upfront payments.
Investing Activities
Net cash used in investing activities was $6.3 billion for the nine months ended September 30, 2025, as compared to $5.2 billion for the nine months ended September 30, 2024. The increase was driven by higher capital investments in our infrastructure, including our GPU fleet, networking equipment, servers, switches and other necessary equipment for infrastructure asset security compared to the nine months ended September 30, 2024.
Financing Activities
Net cash provided by financing activities was $5.8 billion for the nine months ended September 30, 2025, as compared to $4.1 billion for the nine months ended September 30, 2024. The increase was driven by the issuance of debt and proceeds from our IPO. The increase was partially offset by higher payments on long-term debt.

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
Critical Accounting Estimates
Management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and the related notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In preparing the condensed consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates. There have been no material changes to our critical accounting policies and estimates as described in our Prospectus. For additional information about our critical accounting estimates, see the disclosure included in our Prospectus.
Recent Accounting Pronouncements
See the section titled "Recent Accounting Pronouncements Not Yet Adopted" in Note 1—Overview and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.
Interest Rate Risk
As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $1.9 billion. In addition, we had $1.1 billion of restricted cash, and cash equivalents consisting of bank deposits related to collateralized loan facilities and letters of credit. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Our exposure to market risk for changes in interest rates relates primarily to our DDTL 1.0 Facility, DDTL 2.0 Facility, DDTL 2.1 Facility, DDTL 3.0 Facility, and Revolving Credit Facility (described above), which bear floating interest rates, and a rising interest rate environment may increase the amount of interest paid on these loans. For the three and nine months ended September 30, 2025, each 100-basis point increase or decrease in interest rates would have increased or decreased our interest expense related to these facilities by approximately $23 million and $45 million, respectively.
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

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have foreign currency derivative contracts to mitigate certain of the foreign currency exchange risk of our assets and liabilities denominated in currencies other than the functional currency. These contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025 due to the material weaknesses in our internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The broader adoption, use, and commercialization of artificial intelligence ("AI") technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. Failure by our customers to continue to use our CoreWeave Cloud Platform to support AI use cases in their systems, or our ability to keep up with evolving AI technology requirements and regulatory frameworks, could have a material adverse effect on our business, operating results, financial condition, and prospects.
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
We were founded in September 2017 and launched our CoreWeave Cloud Platform in 2020 and have experienced significant growth in a short period of time. Our revenue was $1.4 billion and $584 million for the three months ended September 30, 2025 and 2024, respectively, and $3.6 billion and $1.2 billion for the nine months ended September 30, 2025 and 2024, respectively. Investors should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate is expected to decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue will depend on a number of factors, including but not limited to our ability to:
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
As many of these factors are beyond our control, it is difficult for us to accurately forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, we may be unable to maintain consistent revenue or revenue growth, the value of our stock could be volatile, and it may be difficult to achieve and, if achieved, maintain profitability. In addition, changes in the macroeconomic environment, including actual or perceived global banking and finance related issues, domestic and foreign regulatory uncertainty, changes in trade policies (including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments), labor shortages, supply chain disruptions, volatile interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, including the effects of the conflicts in the Middle East and Ukraine and tensions between China and Taiwan, weak economic conditions in certain regions, or a reduction in AI spending regardless of macroeconomic conditions may impact our growth.
In addition, as we have grown, our number of customers has also increased, and we have increasingly managed more complex deployments of our infrastructure in more complex computing environments. The rapid growth and expansion of our business places a significant strain on our management, operational, engineering, and financial resources. To manage any future growth effectively, we must continue to improve and expand our infrastructure, including information technology ("IT") and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. If we do not manage future growth effectively, our business, operating results, financial condition, and prospects would be harmed.
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
•reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including any delays in our supply chain;
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
•geopolitical disputes disrupting our or any of our suppliers' supply chains;
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
In addition, we are continually working to expand and enhance our infrastructure features, technology, and network and other technologies to accommodate substantial increases in the computing power required by more compute-intensive workloads on our platform, the amount of data we host, and our overall number of total customers. We may be unable to project accurately the rate or timing of these increases or to allocate resources successfully to address such increases and may underestimate the data center capacity needed to address such increases. Our limited number of suppliers, in turn, may not be able to quickly respond to our needs, which would have a negative impact on customer experience and contractual performance. In the future, we may be required to allocate additional resources, including spending substantial amounts, to build, purchase, or lease or license data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer usage, and our suppliers may not be able to satisfy such requirements. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to effectively deliver our services. We may also face constraints on our ability to deliver our platform, solutions, and services if there is limited power supply. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity and sufficient electrical services would impact our ability to meet customer needs and could significantly reduce consumer demand for our services. Such reduced demand and resulting loss of compute, cost increases, or failure to upgrade our equipment or adapt to new technologies would harm our business, operating results, financial condition, and prospects.
Moreover, our suppliers themselves rely on a complex network of third-party suppliers for semiconductor manufacturing, hardware components, and other critical inputs, which introduces additional risks to our supply chain. For example, NVIDIA relies on suppliers such as Taiwan Semiconductor Manufacturing Company for semiconductor fabrication and other manufacturers for compute and networking components. Any disruption in the operations of these upstream suppliers, whether due to equipment failures, geopolitical factors such as the potential for military conflict between China and Taiwan, or supply chain constraints, could affect our suppliers' ability to supply the significant components of the equipment we use to operate our platform and provide our solutions and services to our customers, which would, in turn, affect the availability of our solutions and services, as well as lead times.
In addition, to the extent any of our suppliers' businesses are impacted by business, legal compliance, litigation, and financial concerns, including regulatory scrutiny and export controls, our business, operating results, financial condition, and prospects may be adversely affected. For example, increasing use of tariffs, economic sanctions and export controls has impacted and may in the future impact the availability and cost of GPUs and other components of our platform. Tariff actions, quotas, and retaliatory measures may raise the price of imported equipment and materials we rely on. If additional restrictions are imposed on semiconductors, networking equipment, or design and manufacturing software, or if foreign governments adopt countermeasures, our procurement costs could rise and our ability to deploy capacity on planned timelines could be reduced. Expansion or reinterpretation of United States export controls that cover advanced computing hardware, software, or related services could limit availability of components or require reconfiguration of our infrastructure plans. Responses from governments outside of the U.S. to U.S. export controls could further affect supply, logistics, and servicing. These dynamics could slow our ability to add or replace hardware and could affect the economics of certain deployments.

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
We rely on third parties, third-party infrastructure, governments, and global suppliers to provide a sufficient amount of power to maintain our leased or licensed data center facilities and meet the needs of our current and future customers. We have in the past experienced, and we may in the future experience, insufficient power to service a customer's project. Any limitation on the delivered energy supply would limit our ability to operate our platform. These limitations would have a negative impact on a given data center or limit our ability to grow our business which could negatively affect our business, operating results, financial condition, and prospects. Limitations on generation, transmission, and distribution may also limit our ability to obtain sufficient power capacity for potential expansion sites in new or existing markets. Power providers, other participants in the power market, and those entities that regulate it may impose onerous operating conditions to any approval or provision of power or we may experience significant delays and substantial increased costs to provide the level of electrical service required by our current or future leased or licensed data centers, or any data centers we may choose to construct in the future. Our ability to find appropriate sites for expansion, including existing sites to lease or license, will also be limited by access to power.
Our data center facilities are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids more generally, and planned power outages by public utilities, such as Pacific Gas and Electric Company's practice of planned outages in California to minimize fire risks, could harm our customers and our business. Further, our data center facilities are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure, including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon the landlord, as well as the utility company, to restore the power. Even if we attempt to limit our exposure to system downtime by using backup generators, which are in turn supported by onsite fuel storage and through contracts with fuel suppliers, these measures may not always prevent downtime or solve for long-term or large-scale outages. Any outage or supply disruption could adversely affect our customer experience, as well as our business, operating results, financial condition, and prospects.
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
We lease space in or otherwise license use of third-party data centers located in the United States, Europe and United Kingdom. Our business is reliant on these data center facilities. Given that we lease or license use of this data center space, we do not control the operation of these third-party facilities. Consequently, we could be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data center facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes, floods, fires, power loss, system failures, computer and other cybersecurity vulnerabilities, physical or electronic break-ins, human error, malfeasance or interference, including by employees, former employees, or contractors, as well terrorist acts and other catastrophic events. We and the data center facilities we lease space in or license use of have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including availability or sufficiency of power, infrastructure changes, and capacity constraints, occasionally due to an overwhelming number of customers accessing our infrastructure simultaneously. Our third-party data centers and network infrastructure may also be subject to cybersecurity attacks, including supply chain attacks, due to the actions of outside parties or human error, malfeasance, insider threats, system errors or vulnerabilities, insufficient cybersecurity controls, a combination of these, or otherwise, which may cause service outages and otherwise impact our ability to provide our solutions and services. While we review the security measures of our third-party data centers, we cannot ensure that these measures will be sufficient to prevent a cybersecurity attack or to protect the continued operation of our platform in the event of a cybersecurity attack, and any impact to our solutions and services may also impact our business, operating results, financial condition, and prospects. Data center facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, litigation to stop, limit, or delay operations, and other legal challenges, including local government agencies seeking to gain access to customer accounts for law enforcement or other reasons. In addition, while we have entered into various agreements for the lease of data center space, equipment, maintenance, and other services, those third parties could fail to deliver on their contractual obligations under those agreements, including agreements to provide us with certain data, equipment, and utilities information required to run our business, such as the recently announced delays with respect to the delivery of certain data centers to be provided by a third-party data center provider. Any failure by our third-party data center providers to timely deliver on their agreements with us would have an adverse effect on our business, operating results, financial condition, and prospects. Furthermore, we may require the data centers we lease to have certain highly specific attributes in order to effectively run our business. For example, our state-of-the art data centers may also require networking equipment, high-speed interconnects, enhanced access to power, and liquid cooling infrastructure. In some cases, these third-party data centers are required to undergo extensive retrofitting and improvement efforts, including to incorporate novel developments in our industry, which are time consuming, expensive, and less efficient than if we were to lease from spaces already designed for our operations, and which may not ultimately be successful in meeting all of our requirements. If third parties fail to successfully deliver on such performance requirements, our ability to maintain the performance of our network would be negatively impacted.
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
A substantial portion of our revenue is driven by a limited number of customers. We recognized an aggregate of approximately 77% of our revenue from our top two customers for the three months ended September 30, 2024. We recognized an aggregate of approximately 67% and 65% of our revenue for the three months ended September 30, 2025 and 2024, from our largest customer, Microsoft. None of our other customers represented 10% or more of our revenue for the three months ended September 30, 2025. Any negative changes in demand from Microsoft, in Microsoft's ability or willingness to perform under its contracts with us, in laws or regulations applicable to Microsoft or the regions in which it operates, or in our broader strategic relationship with Microsoft would adversely affect our business, operating results, financial condition, and prospects. In May 2025, we entered into a master services agreement with OpenAI OpCo, LLC ("OpenAI") and in September 2025, we entered into an order form under this master services agreement pursuant to which OpenAI has committed to pay us up to approximately $6.5 billion through May 31, 2031 and, as a result, we expect OpenAI to be a significant customer in future periods. Similarly, in September 2025, we entered into an order form under an existing master services agreement pursuant to which Meta Platforms, Inc. (“Meta”) has initially committed to pay us up to approximately $14.2 billion through December 2031 and, as a result, we also expect Meta to be a significant customer in future periods.
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
•some of our customers may redesign their systems to require fewer of our services with limited notice to us and may choose not to renew or increase their purchases of our platform, solutions, and services; and
•our customers may have pre-existing or concurrent relationships with, or may be, current or potential competitors that may affect such customers' decisions to purchase our platform, solutions, and services.

Customer relationships often require us to continually improve our platform, which may involve significant technological and design challenges, and our customers may place considerable pressure on us to meet tight development and capacity availability schedules. Accordingly, we may have to devote a substantial amount of our resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in making capacity or AI infrastructure available and performing to contractual specifications could impair our relationships with our customers and negatively impact forecasted sales of the services under development. Moreover, it is possible that our customers may develop their own infrastructure that may compete with our services or adopt a competitor's infrastructure for services that they currently buy from us. If that happens, our revenue would be adversely impacted and our business, operating results, financial condition, and prospects would be materially and adversely affected.
If we fail to efficiently enhance our platform and develop and sell new solutions and services and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our platform may become less competitive.
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and regulatory changes, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to, predict, adapt, and respond effectively to these changes on a timely basis. If we are unable to develop and sell new solutions and services that satisfy and are adopted by new and existing customers and provide enhancements, new features, and capabilities to our infrastructure that keep pace with rapid technological and industry change, our business, operating results, financial condition, and prospects could be adversely affected. Further, prospective or existing customers may influence our product roadmap by requiring features optimal for their particular use case. If we are unable to adapt to meet customers' requirements, they may use competitive offerings or internal solutions that eliminate reliance on third-party providers, and our business, operating results, financial condition, and prospects could be adversely affected. Moreover, prioritizing development of such features may require significant engineering resources and may not be compatible with the requirements of other customers, which could impact overall adoption of our platform. If new technologies emerge that limit or eliminate reliance on AI cloud platform providers like us, or that enable our competitors to deliver competitive services at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete. If our solutions do not allow us or our customers to comply with the latest regulatory requirements, sales of our platform, solutions, and services to existing customers may decrease and new customers will be less likely to adopt our platform.
Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our platform, solutions, and services grows. As sales of our platform grow, we will need to devote additional resources to expanding, improving, and maintaining our infrastructure and integrating with third-party applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, and to improve our IT and financial infrastructure, operating and administrative systems, and our ability to effectively manage headcount, capital and processes, including by reducing costs and inefficiencies. Any failure of, or delay in, these efforts could result in impaired system performance and reduced customer satisfaction, which would negatively impact our revenue growth and our reputation. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop, and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. In some circumstances, we may also determine to scale our technology through the acquisition of complementary businesses and technologies rather than through internal development, which may divert management's time and resources. To the extent that we do not effectively scale our operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our services, we will not be able to grow as quickly as we anticipate, our customers may reduce or terminate use of our platform and we will be unable to compete as effectively and our business, operating results, financial condition, and prospects will be adversely affected.
We continually work to upgrade and enhance our platform, solutions, and services in response to customer demand and to keep up with technological changes. Part of this process entails cycling out outdated components of our infrastructure and replacing them with the latest technology available. This requires us to make certain estimates with respect to the useful life of the components of our infrastructure and to maximize the value of the components of our infrastructure, including our GPUs, to the fullest extent possible. We cannot guarantee that our estimates will be accurate or that our attempts at maximizing value will be successful. Any changes to the significant assumptions underlying our estimates or to the estimates of our components' useful lives, or any inability to redeploy components of our existing infrastructure to extend past their contracted life could significantly affect our business, operating results, financial condition, and prospects.

Our platform must also integrate with a variety of network, hardware, storage, and software technologies, and we need to continuously modify and enhance the capabilities of our platform to adapt to changes and innovation in these technologies. If our customers widely adopt new technologies, we may need to redesign parts of our platform to work with those new technologies. These development efforts may require significant engineering, marketing, and sales resources, all of which would affect our business, operating results, financial condition, and prospects. Any failure of our infrastructure's capabilities to operate effectively with future technologies and software platforms could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete, and our business may be harmed.
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
As part of our growth strategy, we seek to attract and acquire customers requiring high-performance computing, such as AI, machine learning, and automated decision-making technologies, including proprietary AI algorithms and models (collectively, "AI Technologies").
AI has been developing at a rapid pace, and continues to evolve and change. As demand continues for AI services, AI providers, including our customers, have sought increased compute capacity to enable advancements in their AI models and service the demands of end users. We cannot predict whether additional computing power will continue to be required to develop larger, more powerful AI models, or if the practical limits of AI technology will plateau in the future regardless of available compute capacity. Further, there have been recent advancements in AI technology, including open-source AI models, that may lead to compute and other efficiencies that may impact the demand for AI services, including our platform, solutions, and services, which may adversely impact our revenue and profitability. In the event that existing scaling laws do not continue to apply as they have in the past, demand by our customers for compute resources, including our solutions and services, may not continue to increase over time, or may decrease if overall demand for AI is impacted by a lack of further technological development. If we are unable to keep up with the changing AI landscape or in developing services to meet our customers' evolving AI needs, or if the AI landscape does not develop to the extent we or our customers expect, our business, operating results, financial condition, and prospects may be adversely impacted.
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

Furthermore, the rapid pace of innovation in the field of AI has led to developing and evolving regulatory frameworks globally, which are expected to become increasingly complex as AI continues to evolve. Regulators and lawmakers around the world have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Regulations related to AI Technologies have been introduced in the United States at the federal level and are also enacted and advancing at the state level. Additional regulations may impact our customers' ability to develop, use and commercialize AI Technologies, which would impact demand for our platform, solutions, and services and may affect our business, operating results, financial condition, and prospects.
AI and related industries, including cloud services, are under increasing scrutiny from regulators due to their concerns about market concentration, anti-competitive practices, and the pace of partnerships and acquisitions involving generative AI startups. As the industry continues to grow, transactions and business conduct will likely continue to draw scrutiny from regulators. Our customers may become subject to further AI regulations, including any restrictions on the total consumption of compute technology, which could cause a delay or impediment to the commercialization of AI technology and could lead to a decrease in demand for our customers' AI infrastructure, and may adversely affect our business, operating results, financial condition, and prospects.
Our operations require substantial capital expenditures, and we will require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital on acceptable terms, if at all, or to lower our total cost of capital, may adversely affect our business, operating results, financial condition, and prospects.
We require substantial capital expenditures to support our growth and respond to business challenges. We have made significant financial investments in our business, and we intend to continue to make such investments in the future, including expenditures to procure components for, maintain, upgrade, and enhance our platform, including costs related to obtaining third-party chips and leasing and maintaining, enhancing, and expanding our data centers. While we have historically been able to fund capital expenditures from cash generated from operations, equity and debt financings, and borrowings under our term loan facilities, factors outside of our control, including those described in this "Risk Factors" section, and particularly those under "—Risks Related to Our Indebtedness," could materially reduce the cash available from operations, impede our ability to raise additional capital, or significantly increase our capital expenditure requirements, which may result in our inability to fund the necessary level of capital expenditures to maintain and expand our operations. This could adversely affect our business, operating results, financial condition, and prospects.
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
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, increased risk of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the current United States government shutdown, interest rate volatility, supply chain disruptions, labor shortages, increases in energy costs and potential global recession;
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
•our ability to secure necessary financing on terms acceptable to us;
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
•insolvency or credit difficulties confronting our customers, which could increase due to U.S. and global macroeconomic issues and which would adversely affect our customers' ability to purchase or pay for our platform in a timely manner or at all;
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
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, increased risk of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the current United States government shutdown, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession; and
•the impact of natural or man-made global events on our business, including outbreaks of contagious diseases or pandemics and wars and other armed conflicts, such as the conflicts in the Middle East and Ukraine and the tensions between China and Taiwan.
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
Even if there is significant demand for specialized AI cloud infrastructure like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy solutions and services that are already generally accepted as necessary components of an organization's operational architecture, we may have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other cloud infrastructure providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of purchasing our solutions and services. If we are unable to compete successfully, or if competing successfully requires us to take aggressive action with respect to pricing or other actions, our business, operating results, financial condition, and prospects would be adversely affected.
A network or data security incident against us, or our third-party providers, whether actual, alleged, or perceived, could harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, financial condition, and prospects.
Companies are subject to an increasing number, and wide variety, of attacks on their networks on an ongoing basis. Traditional computer "hackers," malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud or bad actors, theft or misuse, denial of service attacks, misconfigurations, bugs, or other vulnerabilities in commercial software that is integrated into our (or our suppliers' or service providers') IT systems, and sophisticated nation-state sponsored actors engage in cyber intrusions and attacks that create risks for our infrastructure and the data, including personal information, which it hosts and transmits. State-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts such as the conflicts in the Middle East and Ukraine and tensions between China and Taiwan. Moreover, the ongoing war in Ukraine and associated activities in Russia as well as in the Middle East, have increased the risk of cyberattacks on various types of infrastructure and operations. Additionally, bad actors are beginning to utilize AI-based tools to execute attacks, creating unprecedented cybersecurity challenges. We may be a valuable target for cyberattacks given the critical data which we host and transmit.
Although we have implemented security measures designed to prevent such attacks, including mandating training for our employees and reviewing our third-party providers' measures, we cannot guarantee that such measures will operate effectively to protect our and our third-party providers' infrastructure, systems, networks, and physical facilities from breach due to the actions of outside parties or human error, malfeasance, insider threats, system errors or vulnerabilities, insufficient cybersecurity controls, a combination of the foregoing, or otherwise, and as a result, an unauthorized party may obtain access to our, our third-party providers' or our customers' systems, networks, or data. The techniques used to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently and are often unrecognizable until launched against a target, and therefore we may be unable to anticipate these techniques and implement adequate preventative measures. Our servers may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Protecting our own assets has become more expensive and these costs may increase as the threat landscape increases, including as a result of use by bad actors of AI. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. These risks are exacerbated by developments in generative AI. A breach in our or our third-party providers' data security or an attack against our platform could and have impacted our infrastructure and systems, creating system disruptions or slowdowns and providing access to malicious parties to information hosted and transmitted by our infrastructure, resulting in data, including the data of our customers, being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and reputational harm and adversely affect our financial condition. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. If compromised, our own systems could be used to facilitate or magnify an attack. Further, the increase in remote work by companies and individuals in recent years has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. Finally, we have acquired and expect to continue to acquire companies with cybersecurity vulnerabilities or unsophisticated security measures, which exposes us to significant cybersecurity, operational and financial risks.

Any actual, alleged, or perceived security breach in our third-party providers' or partners' systems or networks, or any other actual, alleged or perceived data security breach that we or our third-party providers or partners suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, fines and penalties, costly litigation (including class actions), and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations, and contracts that protect the privacy and security of personal information. For a description of the privacy and security laws, regulations and other industry requirements to which our business is subject, see the risk factor below "—We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where we conduct our business and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business."
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
Further, from time to time, government entities (including law enforcement bodies) may in the future seek our assistance with obtaining access to our customers' data. Although we strive to protect the privacy of our customers, we may be required from time to time to provide access to customer data to government entities. In light of our privacy commitments, although we may legally challenge law enforcement requests to provide access to our systems or other customer content, we may nevertheless face complaints that we have provided information improperly to law enforcement or in response to non-meritorious third-party complaints. We may experience adverse political, business, and reputational consequences, to the extent that we do not provide assistance to or comply with requests from government entities in the manner requested or challenge those requests publicly or in court or provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. Any such disclosure could significantly and adversely impact our business and reputation.

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
We incurred net losses of $110 million and $360 million for the three months ended September 30, 2025 and 2024, respectively, and $715 million and $812 million for the nine months ended September 30, 2025 and 2024, respectively, and we may not achieve or, if achieved, sustain profitability in the future. As of September 30, 2025, we had an accumulated deficit of $2.2 billion. While we have historically experienced significant growth in revenue over the last two years, we cannot predict whether we will maintain this level of growth or when we will achieve profitability. We also expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, continuing to invest in the technology infrastructure underlying our platform and data center expansion, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations and new verticals, which will negatively affect our operating results if our total revenue does not increase.
Our operating efficiencies may decrease as we scale, and our revenue growth may slow as we grow. Our revenue could also decline for a number of other reasons, including reduced demand for our offerings, increased competition, a decrease in the growth or reduction in size of our overall market, an inability to obtain future financing on acceptable terms, or if we cannot capitalize on growth opportunities, including acquisitions and through new and enhanced solutions and services. Furthermore, to the extent our anticipated cash payback period is longer than we expect, or if we fail to maintain or increase our revenue to offset increases in our operating expenses or manage our costs as we invest in our business, including if we do not maintain or improve our operating efficiencies, we may not achieve or sustain profitability, and if we cannot achieve and sustain profitability, our business, operating results, financial condition, and prospects will be adversely affected.

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
It may become increasingly difficult to maintain and improve our platform performance, especially during peak demand spikes and as our customer base grows and our platform becomes more complex. If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time or at all, we could experience a loss of customers, lost or delayed market acceptance of our platform, delays in payment to us by customers or issuance of credits to impacted customers, injury to our reputation and brand, warranty and legal claims against us, significant cost of remedying these problems, and the diversion of our resources. For example, in the past, we have experienced, and we may in the future experience, insufficient power to service a customer's project and have been required to provide service credits to that customer due to resulting performance issues. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, operating results, financial condition, and prospects, as well as our reputation, may be adversely affected.
Further, the hardware and software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new technology, solutions and services are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors may be detected in the future by us or our customers. We cannot ensure that our platform, including any new solutions and services that we release, will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention, or other performance issues, all of which could harm our business. We also rely on third-party suppliers for the most significant components of the equipment we use to operate our infrastructure. These third-party suppliers may also experience defects or errors in the products that we utilize in our platform, which would impact our platform and may result in performance problems or service interruptions. The costs incurred in correcting any such defects or errors, including those in third-party components, may be substantial and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could similarly harm our business.
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
Our business depends on various IT systems and outsourced IT services. We rely on third-party IT service providers, business partners, vendors, and suppliers to provide critical IT systems, corporate infrastructure, and other services and are, by necessity, dependent on them to adequately address cybersecurity threats to, and other vulnerabilities, defects, or deficiencies of or in their own systems. This includes infrastructure such as electronic communications, finance, marketing, and recruiting platforms and services such as IT network development and network monitoring, and third-party data center hosting of our systems for our internal and customer use. We do not own or control the operation of the third-party facilities or equipment used to provide such services. Our third-party vendors and service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, including with respect to service levels and cost, or at all, we may be required to transition to a new provider, and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such vendors, the nature and extent of which are difficult to predict, may harm our business. Since we cannot easily switch vendors without making other business trade-offs, any disruption with respect to our current providers would impact our operations and our business may be harmed. Furthermore, our disaster recovery systems and those of such third parties may not function as intended or may fail to adequately protect our business information in the event of a significant business interruption. Any termination, failure, or other disruption of any of such systems or services of our third-party IT providers, business partners, vendors, and suppliers could lead to operating inefficiencies or disruptions, which could harm our business, operating results, financial condition, and prospects.
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
We have a limited history selling access to our AI infrastructure and proprietary managed software and application services through our CoreWeave Cloud Platform under our current business model and we are continuing to scale our operations and evolve our go-to-market strategy. We currently sell access to our platform either through committed contracts, which are take-or-pay, or on-demand, which are pay-as-you-go. For the three months ended September 30, 2025 and 2024, committed contracts accounted for over 98% and 96% of our revenue, respectively. For the nine months ended September 30, 2025 and 2024, committed contracts accounted for over 98% and 95% of our revenue, respectively. There is no guarantee that in the future customers will continue to be willing to enter into, and that the industry will continue to support, a take-or-pay model, and any move towards a pay-as-you-go model will impact our ability to forecast our expected cash flows and operating results, impact our margins, and affect our business, operating results, financial condition, and prospects. Moreover, our committed contracts typically include a prepayment from our customers prior to them receiving any of our services. As of December 31, 2024, and 2023, the weighted-average prepayment across all our active contracts was 15% to 25% of the TCV. The level of prepayments we receive from customers may fluctuate over time as we continue to scale our operations and evolve our go-to-market strategy, customer base, and the use cases for our platform. Moreover, any changes in the timing or level of customer payments, including prepayments, would impact our cash flows. Furthermore, scaling our operations and evolving our go-to-market strategy may take more time and require more effort to implement than anticipated and may have results that are difficult to predict which could result in decreased revenue from our customers. Our business and pricing models have not been fully proven, and we have only a limited operating history with our current business and pricing models to evaluate our business and prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. Moreover, our historical revenue growth should not be considered indicative of our future performance.
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
Other factors, many of which are out of our control, may now or in the future impact our ability to retain existing customers, attract new customers, and expand sales of our platform, solutions, and services to such customers in a cost-effective manner, including:
•potential customers' commitments to existing solutions or services or greater familiarity or comfort with other solutions or services;
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
•our ability to obtain or maintain industry security certifications for our platform and, with respect to public sector customers, our ability to navigate factors such as budget cycles, procurement rules, eligibility criteria and domestic preference rules;
•the perceived risk, commencement, or outcome of litigation; and
•increased expenses associated with being a public company.
Some of our customer contracts are on-demand and based on our terms of service, which do not require our customers to commit to a specific contractual period, and which permit the customer to terminate their contracts or decrease usage of our services with limited notice. Any service terminations could cause our operating results to fluctuate from quarter to quarter. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers' satisfaction with the security, performance, and reliability of our platform, our prices and usage plans, our customers' AI development and use and related budgetary restrictions, the perception that competitive solutions and services provide better or less expensive options, negative public perception of us or our customers, and deteriorating general economic conditions.
Our future financial performance also depends in part on our ability to expand sales of our platform, solutions, and services to our existing customers. In order to expand our commercial relationship with our customers, existing customers must decide that the increased cost associated with additional purchases of our platform, solutions, and services is justified by the additional functionality. Our customers' decision whether to increase their purchase is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our platform, the functionality of any new solutions and services we may offer, general economic conditions, and customer reaction to our pricing model. If our efforts to expand our relationship with our existing customers are not successful, our business, operating results, financial condition, and prospects may materially suffer.
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
If we do not or cannot maintain the compatibility of our platform with our customers' existing technology, including third-party technologies that our customers use in their businesses, our business may be adversely affected.
The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with our customers' existing technology, including other third-party technologies that our customers use in their businesses. Our customers, or the third parties whose solutions and services our customers utilize, may change the features of their technologies, restrict our access to their technologies, or alter the terms governing use of their technologies in a manner that makes our platform incompatible with their technologies, and which would adversely impact our ability to service our customers. Such changes could functionally limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect the adoption of our platform and harm our business. If we fail to integrate our platform with our customers' technologies and with third-party technologies that our customers use, we may not be able to offer the functionality that our customers want or need, which could adversely impact our business.
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
In addition, independent industry and research firms often evaluate our offerings and provide reviews of our platform, as well as the solutions and services of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors' solutions and services, our brand may be adversely affected. Our offerings may experience capacity and operational issues for a number of reasons that may or may not be related to the efficacy of our offerings in real world environments. To the extent potential customers, industry analysts, or research firms believe that the occurrence of capacity or computing issues is a flaw or indicates that our platform does not provide significant value, we may lose such potential customer opportunities, and our reputation, business, operating results, financial condition, and prospects may be harmed.

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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, we have recently announced a number of acquisitions, including for our acquisition of Monolith AI Limited, an AI software platform company.
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
In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our due diligence efforts may fail to identify all of the challenges, problems, liabilities, or other shortcomings involved in an acquisition. Further, current and future changes to the U.S. and foreign regulatory approval process and requirements related to acquisitions may cause approvals to take longer than anticipated, not be forthcoming or contain burdensome conditions, which may prevent a transaction or jeopardize, delay or reduce the anticipated benefits of a transaction, and impede the execution of our business strategy. We may not ultimately strengthen our competitive position or ability to achieve our business objectives following our recent acquisitions or any additional acquisitions, and any of our recent acquisitions or additional acquisitions that we announce or complete could be viewed negatively by our customers or investors.
In addition, if we are unsuccessful at integrating existing and future acquisitions, or the technologies and personnel associated with such acquisitions, into our company, the business, operating results, financing condition, and prospects of the combined company could be adversely affected. For example, in November 2025, we acquired Monolith AI Limited, a pioneer in applying artificial intelligence and machine learning to solve complex physics and engineering challenges. There can be no assurance that we will be successful in our efforts to integrate Monolith AI Limited, its employees, and its products into our platform. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting (including goodwill) charges. Additionally, integrations could take longer than expected, or if we move too quickly in trying to integrate an acquisition, strategic investment, partnership, or other alliance, we may fail to achieve the desired efficiencies.
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
Additional risks we may face in connection with acquisitions include:
•diversion of management's time and focus from operating our business to addressing acquisition integration challenges;
•the inability to coordinate research and development and sales and marketing functions;
•the inability to integrate solution and service offerings;
•the need to meet all conditions to closing of an acquisition, which may not all be achieved on a timely manner or at all;
•retention of key employees from the acquired company;
•changes in relationships with strategic partners or the loss of any key customers or partners as a result of acquisitions or strategic positioning resulting from the acquisition;

•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of an acquired company's accounting, customer relationship management, management information, human resources, and other administrative systems;
•the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures, and policies;
•unexpected security risks or higher than expected costs to improve the security posture of the acquired company;
•higher than expected costs to bring the acquired company's IT infrastructure up to our standards;
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
We may fail to realize all of the anticipated benefits of the acquisitions of Weights & Biases, Inc., OpenPipe Inc., Marimo Inc., and Monolith AI Limited, or those benefits may take longer to realize than expected.

We believe that there are significant benefits and synergies that may be realized through the acquisitions of Weights & Biases, Inc., OpenPipe Inc., Marimo Inc., and Monolith AI Limited. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt the companies' existing operations if not implemented in a timely and efficient manner. The full benefits of these acquisitions, including any anticipated cost savings and operations or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the acquisition could adversely affect our business, operating results, or financial condition, cause dilution to our earnings per share, decrease or delay any accretive effect of the acquisition, and negatively impact the price of our common stock.

In addition, we may be required to devote significant attention and resources to successfully align our business practices and operations after the applicable closings of those acquisitions. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of these acquisitions.

We have in the past, and may in the future, enter into collaborations or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties or if these third parties fail to deliver certain operational services, our business, operating results, financial condition, and prospects could be adversely affected.
We have in the past, and may in the future, enter into collaborations or strategic alliances with third parties in connection with the development, operation, and enhancements to our platform and the provision of our solutions and services. Identifying strategic relationships with third parties, and negotiating and documenting relationships with them, may be time-consuming and complex and may distract management. Moreover, we may be delayed, or may not be successful, in achieving the objectives that we anticipate as a result of such strategic relationships. In evaluating counterparties in connection with collaborations or strategic alliances, we consider a wide range of economic, legal, and regulatory criteria depending on the nature of such relationship, including the counterparties' reputation, operating results, and financial condition, operational ability to satisfy our and our customers' needs in a timely manner, efficiency and reliability of systems, certifications costs to us or to our customers, and licensure and compliance status. Despite this evaluation, third parties may still not meet our or our customers' needs which may adversely affect our ability to deliver solutions and services to customers and may adversely impact our business, operating results, financial condition, and prospects. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent such third party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete or to grow our revenue could be impaired and our business, operating results, financial condition, and prospects could be adversely affected.
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
We may enter into joint ventures in the future, including to develop and operate data centers. Certain sites that are intended to be utilized in joint ventures require investment for development. For example, in June 2025, we entered into a joint venture with a third-party infrastructure developer, to support the acquisition and development of a multi-phase data center campus in Kenilworth, New Jersey. The success of these joint ventures will also depend, in part, on the successful development of the data center sites, and we may not realize all of the anticipated benefits. Such development may be more difficult, time-consuming, or costly than expected and could result in increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy, which could materially impact our business, operating results, financial condition, and prospects. Additionally, if it is determined these sites are no longer desirable for the joint ventures, we would need to adapt such sites for other purposes.
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
•our joint venture partners may take actions that are not within our control, which could require us to dispose of the joint venture asset or purchase the partner's interests or assets at an above-market price;
•our joint venture partners may take actions unrelated to our business agreement but which reflect poorly on us because of our joint venture relationship;
•disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business;
•we may in certain circumstances be liable for the actions of our third-party partners or guarantee all or a portion of the joint venture's liabilities, which may require us to pay an amount greater than its investment in the joint venture;
•we may need to change the structure of an established joint venture or create new complex structures to meet our business needs or the needs of our partners which could prove challenging; and
•a joint venture partner's decision to exit the joint venture may not be at an opportune time for us or in our business interests.

Each of these factors may result in returns on these investments being less than we expect or in losses, and business, operating results, financial condition, and prospects may be adversely affected.
Future acquisitions could include real property and subject us to the general risks associated with the ownership of real property.
We currently lease all of our data centers and offices. However, we could in the future make acquisitions that include real property, which would most likely be one or more data centers. As a result of any such acquisition, we would directly own real property and become subject to the general risks associated with the ownership of real property, including:
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
We believe that the successful use of our platform requires a high level of support and engagement for many of our customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our platform, resolve performance issues, address interoperability challenges with the customers' existing IT infrastructure, and respond to security threats and cyber-attacks and performance and reliability problems that may arise from time to time. Increased demand for customer support and cloud operations services, without corresponding increases in revenue, could increase our costs and adversely affect our business, operating results, financial condition, and prospects.
Furthermore, there can be no assurance that we will be able to hire sufficient support personnel as and when needed, particularly if our sales exceed our internal forecasts. We expect to increase the number of our customers, and that growth may put additional pressure on our customer support and cloud operations services teams. Our customer support and cloud operations services teams may need additional personnel to respond to customer demand. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for services. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide high-quality and timely support to our customers will be negatively impacted, and our customers' satisfaction and their purchase of our infrastructure could be adversely affected.
In addition, as we continue to grow our operations and expand outside of the United States, we need to be able to provide efficient services that meet our customers' needs globally at scale, and our customer support and cloud operations services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones.

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
Competition for highly skilled personnel is intense, especially in the New York City, San Francisco Bay, and Seattle areas where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. More generally, the technology industry, and the cloud infrastructure industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing infrastructure and related services. Moreover, the industry in which we operate generally experiences high employee attrition. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, in recent years, recruiting, hiring, and retaining employees with expertise in the AI computing industry has become increasingly difficult as the demand for AI computing infrastructure has increased as a result of the increase in AI and machine learning development, deployment, and demand. We may be required to provide more training to our personnel than we currently anticipate. Further, labor is subject to external factors that are beyond our control, including our industry's highly competitive market for skilled workers and leaders, cost inflation, overall macroeconomics, and workforce participation rates. Should our competitors recruit our employees, our level of expertise and ability to execute our business plan would be negatively impacted.
Additionally, many of our key personnel are, or will soon be, vested in a substantial number of shares of our common stock, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested RSUs, RSAs, or options have significantly appreciated in value relative to the original purchase prices of the shares, exercise price of the options, or grant date values of the RSUs or RSAs, or, conversely, if the exercise price of the options that they hold are significantly above the trading price of our Class A common stock.
Moreover, many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team, sales team, or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees' inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
In addition, job candidates and existing employees often consider the value of the equity awards and other compensation they receive in connection with their employment. If the perceived value of our compensatory package declines or is subject to significant value fluctuations, it may adversely affect our ability to attract and retain highly skilled employees. We may also change the composition of our compensation package offered to employees, including the amount or ratio of cash and equity compensation. Any increases to the amount of cash compensation will increase our cash expenditures, which may impact our business, operating results, financial condition, and prospects. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees as well as directors, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. In recent years, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. We have entered into offer letters with certain of our key employees, however these agreements are on an "at-will" basis, meaning they are able to terminate their employment with us at any time and we do not have employment agreements with all of our key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.
We believe that our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been, and will continue to be, a key contributor to our success. If we do not continue to maintain our corporate culture, which includes our focus on our customers, as we grow and evolve, including as we continue to grow in headcount and expand geographically, it could harm our ability to foster the drive, innovation, inclusion, creativity, and teamwork that we believe is important to support our growth. As we implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success.
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
Companies in the cloud infrastructure and technology industries, including some of our current and potential competitors, may own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections have sought and may, in the future, seek to assert patent claims against us. From time to time, third parties, including certain of these leading companies, have invited us to license their patents and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our third-party partners, or our customers. We may in the future receive notices that claim we have misappropriated, misused, or infringed other parties' intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims.
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
Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management's attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party's rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our platform and may be unable to compete effectively. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of these results would adversely affect our business, operating results, financial condition, and prospects.
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

Some of our technology incorporates "open-source" software, and failure to comply with the terms of the underlying open-source software licenses could adversely affect our business, results of operations, financial condition, and prospects.
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
On occasion, companies that use open-source software have faced claims challenging their use of open-source software or compliance with open-source license terms. There is evolving legal precedent for interpreting the terms of certain open-source licenses, including the determination of which works are subject to the terms of such licenses. The terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize any offerings incorporating such software. Moreover, we cannot ensure that our processes for controlling our use of open-source software in our platform will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims, regardless of validity, could result in time consuming and costly litigation, divert management's time and attention away from developing the business, expose us to customer indemnity claims, or force us to disclose source code. Litigation could be costly for us to defend, result in paying damages, entering into unfavorable licenses, have a negative effect on our business, operating results. financial condition, and prospects, or cause delays by requiring us to devote additional research and development resources to change our solution.

Risks Related to Legal and Regulatory Matters
We are subject to laws and regulations, including governmental export and import controls, sanctions, and anti-corruption laws, that could impair our ability to compete in our markets and subject us to liability if we are not in full compliance with applicable laws.
We are subject to laws and regulations, including governmental export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology are subject to U.S. export controls, including the U.S. Department of Commerce's Export Administration Regulations (also known as "EAR"), and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by the U.S. Treasury Department's Office of Foreign Assets Control and other U.S. government agencies. Changes to sanctions and export or import restrictions in the jurisdictions in which we operate could further impact our ability to do business in certain parts of the world and to do business with certain persons and entities, which could adversely affect our business, operating results, financial condition, and prospects. In particular, we are continuing to monitor recent and forthcoming developments in export controls with respect to the semiconductor industry and their impact on our sourcing of equipment for our computing infrastructure. In addition, we are monitoring the January 29, 2024 proposed rule from the U.S. Department of Commerce, Bureau of Industry and Security ("BIS"), which if implemented as proposed, would impose requirements on Infrastructure-as-a-Service providers and their foreign resellers to verify the identity and beneficial ownership of foreign person customers and to perform related reporting to BIS, as well as provide BIS authority to restrict certain Infrastructure-as-a-Service transactions with foreign persons. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations, we cannot ensure that these procedures are fully effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations also could have negative consequences to us, including reputational harm, government investigations, loss of export privileges and penalties. Changes in our platform, and changes in or promulgation of new export and import regulations, may create delays in the introduction of our platform into international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased sales of our platform, solutions, and services, or in our decreased ability to export or sell our platform, to existing or potential customers with international operations. Any decreased sales of our platform, solutions, and services or limitation on our ability to export or sell our platform would adversely affect our business, operating results, financial condition, and prospects.
We are also subject to the United States Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), the United Kingdom Bribery Act 2010 (the "Bribery Act"), and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the public, and in certain cases, private sector. We leverage third parties, including intermediaries and agents, to conduct our business in the United States and abroad, to sell our platform. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. We cannot ensure that our policies and procedures to address compliance with FCPA, the Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws, will be effective, or that all of our employees, representatives, contractors, partners, agents, intermediaries, or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our reputation, business, operating results, financial condition, and prospects.
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
In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. For example, in California, the California Consumer Privacy Act of 2018 (as amended to date including by the California Privacy Rights Act, the "CCPA") requires companies that hit certain broad revenue or data processing related thresholds to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain processing of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. In addition, other states have enacted laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years and many others continue to propose similar laws, or are considering proposing similar laws. We cannot fully predict the impact of recently proposed or enacted laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws. Our failure or perceived failure to comply with state or federal privacy laws or regulations passed in the future could have a material adverse effect on our business, including how we use personal information, our business, operating results, financial condition, and prospects and could expose us to regulatory investigations or possible fines.

Additionally, many foreign countries and governmental bodies, including the European Union, United Kingdom, Canada, and other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage, and deletion of data, including personal data, obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals' affirmative opt-in consent to collect and use personal information for certain purposes. The increased focus on data sovereignty and data localization requirements around the world could also impact our business model with respect to the storage, management, and transfer of data.
We are subject to the European Union's General Data Protection Regulation and the United Kingdom's General Data Protection Regulation (collectively, the "GDPR"), which comprehensively regulate our use of personal data, including cross-border transfers of personal data out of the European Economic Area ("EEA") and the U.K. The GDPR imposes stringent privacy and data protection requirements, and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines. Since we are subject to the supervision of relevant data protection authorities under multiple legal regimes (including separately in both the E.U. and the U.K.), we could be fined under those regimes independently in respect of the same breach. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
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
We are also subject to evolving U.S., E.U., and U.K. privacy laws governing cookies, tracking technologies, and e-marketing. In the United States, plaintiffs are increasingly making use of existing laws such as the California Invasion of Privacy Act to litigate use of tracking technologies. In the European Union, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. In the European Union, informed consent, including a prohibition on pre-checked consents and a requirement to ensure separate consents for each cookie, is required for the placement of a non-essential cookie or similar technologies on a user's device and for direct electronic marketing. As regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand users, adversely affect our margins, increase costs, and subject us to additional liabilities.

There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Additionally, there are potentially inconsistent world-wide government regulations pertaining to data protection and privacy and new requirements related to the use of data, including the E.U. Data Act, and additional rules and restrictions on the use of data in our services. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, there are changes in the regulatory landscape relating to new and evolving technologies, such as generative AI. Changes to existing regulations, their interpretation or implementation, or new regulations could impede any potential use or development of AI Technologies, which could impair our competitive position and result in an adverse effect on our business, operating results, financial condition, and prospects. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal information, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, severe criminal, or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, financial condition, and prospects.
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
In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. In particular, the global AI regulatory environment continues to evolve as regulators and lawmakers have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions and jail time for responsible employees and managers. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition, and prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management's attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, financial condition, and prospects.
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
As of September 30, 2025, management had completed the following remedial actions to help address these material weaknesses:
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

While management has made improvements to our control environment and business processes to support and scale with our growing operations, the identified material weaknesses remain un-remediated. We expect that our remediation efforts will continue to take place in 2025 and 2026, and include the following:
•designing, developing, and deploying an enhanced IT General Controls ("ITGC") framework, including the implementation of a number of systems, processes and tools to enable the effectiveness and consistent execution of these controls;
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
Further, as a public company, significant resources and management oversight are required. As a result, management's attention may be diverted from other business concerns, which could harm our business, operating results, financial condition, and prospects.
We incur significant costs and management resources as a result of operating as a public company.
As a public company, we incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. Our management and other personnel dedicate a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the U.S. securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We have invested, and will continue to invest, resources to comply with evolving laws, regulations, and standards, and this investment has resulted, and will continue to result, in increased general and administrative expenses and may divert management's time and attention from our other business activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our IPO, we increased our directors' and officers' insurance coverage, which increased our insurance-related cost. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain and maintain the same or similar coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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
For example, the United States tax law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 significantly reformed the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss ("NOL") carryforwards. Subsequently, in August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on certain corporate stock buy-backs taking place after December 31, 2022. Recently, in July 2025 President Trump signed the OBBBA into law. It contains tax provisions, such as the permanent extension or revision of certain expiring provisions of the Tax Cuts and Jobs Act enacted in 2017, as well as modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Among other items, the tax law changes will impact us by changing the timing and amount of certain tax deductions, depreciation expense, U.S. domestic R&D expenditures and interest expense. The legislation has multiple effective dates, with certain provisions effective now and others to be implemented through 2027.
In addition, the Organization for Economic Cooperation and Development ("OECD") Inclusive Framework of 137 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above €20 billion. The second pillar is focused on developing a global minimum tax rate of at least 15% applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million. We are still evaluating the impact of the OECD pillar one and pillar two rules as they continue to be refined by the OECD and implemented by various national governments. However, it is possible that the OECD pillar one and pillar two rules, as implemented by various national governments, could adversely affect our effective tax rate or result in higher cash tax liabilities.
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

In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% cumulative change (by value) in ownership by "5 percent shareholders" over a rolling three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. We have experienced, and may in the future experience, ownership changes as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. NOL carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, we may undergo additional ownership changes in the future, including as a result of the offering, which could further limit our ability to use our NOLs and other pre-change tax attributes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase our state income tax liabilities. As a result of the foregoing, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.
We could be required to collect additional sales, use, value added, digital services, or other similar taxes or be subject to other liabilities with respect to past or future sales, that may increase the costs our customers would have to pay for our solutions and adversely affect our business, operating results, financial condition, and prospects.
Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction and the application of such laws is subject to uncertainty. Jurisdictions in which we do not collect such taxes may assert that such taxes apply to our sales and seek to impose incremental or new sales, use, value added, digital services, or assert other tax collection obligations on us, which could result in tax assessments, penalties, and interest, to us or our customers for past sales, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, which may adversely affect our operating results. Furthermore, certain jurisdictions, such as the U.K., France, and Spain have enacted a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions are considering enacting similar laws.
A successful assertion by a U.S. state or local government or a foreign jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services, or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from using our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business. We accrue a liability for such matters when a loss is probable and reasonably estimable. Where a loss is reasonably possible or an amount cannot be estimated, we provide disclosure but do not accrue. These matters are inherently unpredictable and subject to significant uncertainties; adverse outcomes could materially affect results in the period in which they become probable and estimable.

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
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm's length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property and the manner in which our intellectual property is utilized within our group. If tax authorities in any of the jurisdictions in which we conduct our international operations were to successfully challenge our transfer pricing, we could be required to reallocate part or all of our income to reflect transfer pricing adjustments, which could result in an increased tax liability for us. In such circumstances, if the country from where the income was reallocated did not agree to the reallocation, we could become subject to tax on the same income in both countries, resulting in double taxation. Furthermore, the relevant tax authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. We believe that our tax and financial accounting positions are reasonable and our tax reserves are adequate to cover any potential liability. We also believe that our assumptions, judgments, and estimates are reasonable and that our transfer pricing for these intercompany transactions are on arm's-length terms. However, the relevant tax authorities may disagree with our tax positions, including any assumptions, judgments, or estimates used for these transfer pricing matters and intercompany transactions. If any of these tax authorities determine that our transfer pricing for these intercompany transactions do not meet arm's-length criteria, and were successful in challenging our positions, we could be required to pay additional taxes, interest, and penalties related thereto, and which could result in higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include but are not limited to those related to the identification of performance obligations in revenue recognition, the valuation of stock-based awards, the valuation of derivatives and warrants, and accounting for leases, property and equipment, income taxes and variable interest entities. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a potential decline in the market price of our Class A common stock.
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
We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2025, our total indebtedness was 14.0 billion and we had $4.8 billion of undrawn availability under our Revolving Credit Facility, DDTL 2.0 Facility and DDTL 3.0 Facility. In July 2023, CoreWeave Compute Acquisition Co. II, LLC, our direct, wholly owned subsidiary, entered into the DDTL 1.0 Facility providing for up to $2.3 billion in delayed draw term loans. In May 2024, CoreWeave Compute Acquisition Co. IV, LLC, our direct, wholly owned subsidiary, entered into the DDTL 2.0 Facility providing for up to $7.6 billion in delayed draw terms loans. In September 2025, we further amended the DDTL 2.0 Facility by entering into the DDTL 2.1 Facility to create a new tranche of delayed draw term loan facility up to $3.0 billion and extend the draw period for new borrowings to March 2026. In July 2025, CoreWeave Compute Acquisition Co. V, LLC, our direct, wholly owned subsidiary, and CoreWeave Compute Acquisition Co. VII, LLC, our indirect subsidiary, entered into the DDTL 3.0 Facility (together with the DDTL 1.0 Facility and the DDTL 2.0 Facility, the "DDTL Facilities") providing for up to $2.6 billion in delayed draw term loans. All obligations under the DDTL Facilities are unconditionally guaranteed by us. In November 2025, we amended our Revolving Credit Facility to increase its capacity to $2.5 billion, to modify certain covenant metrics, and to extend its maturity to November 2029 (together with the DDTL Facilities, the "Credit Facilities"). As of September 30, 2025, we had entered into the OEM Financing Arrangements and obtained financing for certain equipment with an aggregate notional balance of $1.9 billion. In May 2025, we issued $2.0 billion in aggregate principal amount of 2030 Senior Notes. In July 2025, we issued $1.75 billion in aggregate principal amount of 2031 Senior Notes (together with the 2030 Senior Notes, the "Notes"). The Notes are guaranteed on a senior unsecured basis by certain of our wholly-owned subsidiaries and certain of our future direct and indirect wholly owned domestic restricted subsidiaries that guarantee the Revolving Credit Facility. In addition to our substantial debt, we lease all of our data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of September 30, 2025, we recorded operating lease liabilities of $4.7 billion, which represents our obligation to make lease payments under those lease arrangements. Subject to the limits contained in the credit agreements that govern our Credit Facilities and the indentures that govern the Notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
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

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. For the nine months ended September 30, 2025, our cash flows dedicated for debt service requirements totaled $3.6 billion, which includes principal payments of $3.0 billion and interest payments of $651 million, inclusive of $94 million related to capitalized interest. For the nine months ended September 30, 2025, our net cash provided by operating activities was $1.5 billion, which includes interest paid, net of capitalized amounts, of $557 million. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Further, any refinancing or restructuring of our indebtedness could be at higher interest rates, may cause us to incur debt extinguishment costs, and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under our Revolving Credit Facility terminating their commitments thereunder and ceasing to make further loans or the lenders under our DDTL Facilities instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our business, operating results, financial condition, and prospects.
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
We cannot predict the prices at which our Class A common stock will continue to trade. The market price of our Class A common stock depends on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our Class A common stock will tend to increase the volatility of the trading price of our Class A common stock. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include, but are not limited to, the following:
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
•actual or anticipated developments in our business or our competitors' businesses or the competitive landscape generally;
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
•the global political, economic, and macroeconomic climate, including but not limited to, actual or perceived instability in the banking industry, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the current United States government shutdown, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments,, labor shortages, supply chain disruptions, potential recession, inflation, and rising interest rates;

•other events or factors, including those resulting from war, armed conflict, including the conflicts in the Middle East and Ukraine and tensions between China and Taiwan, incidents of terrorism, or responses to these events; and
•cybersecurity incidents.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic and geopolitical uncertainty. These economic, political, regulatory, and market conditions have and may continue to negatively impact the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company's securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management's attention and resources from our business. This could have an adverse effect on our business, operating results, financial condition, and prospects.
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
Pursuant to our third amended and restated investors' rights agreement, dated May 16, 2024, certain holders of our Class A common stock can require us to file registration statements for the public resale of the Class A common stock held by them or to include such shares in registration statements that we may file for us or other stockholders. We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any further issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
The multi-class structure of our common stock has the effect of concentrating voting power with our Co-Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. As of September 30, 2025, our Co-Founders collectively hold all of the issued and outstanding shares of our Class B common stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, our Co-Founders collectively continue to control a significant percentage of the combined voting power of our common stock, which voting power may increase over time upon the exercise or settlement and exchange of equity awards held by our Co-Founders pursuant to their equity exchange rights which provide each Co-Founder with the right (but not obligation) to require us to exchange, for shares of our Class B common stock, any shares of our Class A common stock received by him upon the exercise or settlement of equity awards for shares of our Class A common stock granted prior to September 2024. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

Future transfers by the holders of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earlier of (i) a date that is fixed by our board of directors that is no more than 61 days following the seventh anniversary of the IPO, or no later than May 31, 2032, (ii) the date specified by the affirmative vote of two-thirds of the outstanding voting power of the Class B common stock, or (iii) no more than 61 days following the first date Mr. Intrator is no longer providing services that occupy substantially all of his working time and business efforts to us as an officer, employee, or consultant, as determined by the board of directors (other than as a result of termination of Mr. Intrator's employment without cause) (such conversion, the "Class B Automatic Conversion").
Additionally, future issuances of our Class C common stock may further concentrate the voting power of our Co-Founders by prolonging the duration of their control and/or by giving them an opportunity to achieve liquidity without diminishing their voting power. See "—Any future issuance of our Class C common stock may have the effect of further concentrating voting control in our Class B common stock, may discourage potential acquisitions of our business, and could have an adverse effect on the market price of our Class A common stock." If we are unable to effectively manage these risks, our business, operating results, financial condition, and prospects could be adversely affected.
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
•authorize the issuance of "blank check" preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the chairman of our board of directors, our chief executive officer, our lead independent director or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•do not provide for cumulative voting;
•provide that directors may only be removed "for cause" and only with the approval of two-thirds of our stockholders;
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

Moreover, Section 203 of the General Corporation Law of the State of Delaware ("DGCL"), may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our amended and restated bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine or asserting an "internal corporate claim" as defined in the DGCL.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act ("Federal Forum Provision"). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
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
Our business depends on the overall demand for and adoption of AI and machine learning and cloud infrastructure and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including United States and global macroeconomic issues, actual or perceived global banking and finance related issues, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments, labor shortages, supply chain disruptions, rising interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, including the effects of the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, weak economic conditions in certain regions or a reduction in business spending, including spending on developing AI and machine learning capabilities and on cloud infrastructure, regardless of macroeconomic conditions, could adversely affect our business, operating results, financial condition, and prospects, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers, increase sales of our platform, or sell additional solutions and services to our existing customers, lower prices for our solutions and services, and slower or declining growth. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our business, operating results, financial condition, and prospects.
Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity, or acts of civil or international hostility, are increasing. In particular, the imposition of tariffs, trade controls, border taxes, or other barriers to trade may directly or indirectly impact our business, operating results, financial condition, prospects, and stock price. For example, earlier this year the United States announced tariffs on imported goods from most countries and select countries have announced retaliatory tariffs in response, contributing to volatility in the markets. There can be no assurance that we will be able to mitigate the impacts of the foregoing or any future changes in global trade dynamics on our business. Additionally, there is currently an ongoing United States government shutdown. We cannot predict when the United States government may resume its operations. Although we are not currently experiencing any material impacts on our business because of the shutdown, we will continue to monitor the United States government shutdown because any prolonged shutdown could further adversely affect global economic conditions and our business. Similarly, the potential for military conflict between China and Taiwan could have negative impacts on the global economy, including by affecting the supply of semiconductors from Taiwan, contributing to higher energy prices and creating uncertainty in the global capital markets. While we do not currently have employees or direct operations in Taiwan, our suppliers rely heavily on semiconductors supplied by Taiwan which are an important component of our platform and any reduction in that supply could materially disrupt our operations.
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
In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. Moreover, any of our offices or data centers may be vulnerable to the adverse effects of climate change. For example, certain of our corporate offices and data centers are located in California, a state that frequently experiences earthquakes, wildfires, and resultant air quality impacts and power shutoffs associated with wildfire prevention, heat waves, and droughts. These events can, in turn, have impacts on inflation risk, food security, water security, and on our employees' health and well-being.

Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our partners' disaster recovery plans prove to be inadequate.
Investors' expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain regulators, investors, employees, users, and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance ("ESG") matters both in the United States and internationally. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. Further, there is particular focus on concerns relating to AI and its impact on the environment, including the power-intensive nature of the industry, high consumption of water, and reliance on critical minerals and rare elements, and we are focused on sustainability goals and initiatives to mitigate the environmental impacts of our operations. We may experience heightened scrutiny from our stakeholders and potential investors around these issues. We may also face reputational damage in the event that we do not meet the ESG standards set by various constituencies or fail, or are perceived to fail, in our achievement of our sustainability goals, initiatives, or commitments.
Our sustainability initiatives, goals, or commitments could be difficult to achieve or costly to implement. Moreover, compliance with recently adopted and potential upcoming ESG requirements, including California legislation that requires various climate-related disclosures, the European Union's Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive, and the United Kingdom's Streamlined Energy and Carbon Reporting framework will require the dedication of significant time and resources. Additionally, if our competitors' corporate social responsibility performance is perceived to be better than ours, potential, or current investors may elect to invest with our competitors instead. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company's securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors' and officers' liability insurance may cause us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Securities.
In connection with the closing of our acquisition of Weights & Biases, on August 29, 2025 we issued an additional 86,519 shares of our Class A common stock to a former holder of shares of Weights & Biases common stock in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof because the issuance of the securities did not involve a public offering.

In connection with the closing of our acquisition of OpenPipe Inc., on September 5, 2025 we issued an aggregate of 272,169 shares of our Class A common stock to former holders of shares of OpenPipe Inc. common stock in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof because the issuance of the securities did not involve a public offering.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
    Item 5. Other Information
(a) Item 1.01. Entry into a Material Definitive Agreement
On November 10, 2025, we, as the borrower, and our subsidiaries, CoreWeave Cash Management LLC, CoreWeave Debt Holdco I, LLC and Weights and Biases, LLC, as the guarantors, entered into the Amendment No. 4 (the “Fourth Amendment”) to the Revolving Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent and as a lender, and the other lenders party thereto (as amended, the “Amended Credit Agreement”). The Fourth Amendment (i) increases the aggregate amount available under our revolving credit facility from $1.5 billion to $2.5 billion, (ii) increases the amount available under our letters of credit facility from $350.0 million to $600.0 million, and (iii) extends the maturity of the revolving credit facility to November 10, 2029. In addition, the Fourth Amendment contains revisions to certain other terms. Other than as described above, the loans and the obligations of the parties under the Amended Credit Agreement remain unchanged.
The foregoing summary of the Fourth Amendment is qualified in its entirety by reference to the terms of the Fourth Amendment, which is attached hereto as Exhibit 10.7 and is incorporated by reference herein.
Item 1.02 Termination of a Material Definitive Agreement
Termination of Director Nomination Agreement
    As previously disclosed, we entered into a letter agreement (the “Director Nomination Agreement”), dated May 20, 2024, with funds or accounts managed or advised by Magnetar Financial LLC (the “Magnetar DNL Parties”), pursuant to which, and in accordance with the terms therein, the Magnetar DNL Parties had the collective right to nominate one individual for consideration to serve as a member of our board of directors (the “Nomination Rights”). On November 6, 2025, we entered into a letter agreement with the Magnetar DNL Parties, pursuant to which we and the Magnetar DNL Parties agreed to terminate the Director Nomination Agreement, including the Magnetar DNL Parties’ Nomination Rights thereunder. Certain funds or accounts managed by Magnetar Financial LLC beneficially own more than 5% of our outstanding capital stock.
Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
The information described above under Item 1.01 is incorporated into this Item 2.03 by reference.
(b) Not applicable.
(c) Director and Officer Trading Arrangements
During the three months ended September 30, 2025, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K (each, a "Rule 10b5-1 Plan").

On August 27, 2025, Nitin Agrawal, our Chief Financial Officer, entered into a Rule 10b5-1 Plan (the "Agrawal Plan") providing for the potential sale of up to 535,022 shares of our Class A common stock to be received by Mr. Agrawal upon the vesting and settlement of RSUs, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Agrawal Plan, between an estimated start date of April 8, 2026 and March 31, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Agrawal Plan or the occurrence of certain events set forth therein. As noted above, among other securities, the Agrawal Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the Agrawal Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold upon future vesting events.

On September 2, 2025, Brannin McBee, our Chief Development Officer, entered into a Rule 10b5-1 Plan (the "McBee Plan") providing for the potential sale of up to (a) 2,468,000 shares of our Class A Common Stock issuable upon the conversion of shares of our Class B common stock directly held by Mr. McBee, (b) 600,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Brannin J. McBee

2022 Irrevocable Trust, of which Mr. McBee's spouse and minor child are beneficiaries and for which Mr. McBee's spouse is trustee, (c) 72,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2024 Irrevocable Trust, of which Mr. McBee and his minor child are beneficiaries, (d) 12,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major SM Trust, an irrevocable trust with a third-party trustee, of which Mr. McBee’s minor child is beneficiary, (e) 24,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2025 Family Trust LLC, of which Mr. McBee serves as manager, (f) 24,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Minor 2025 Family Trust LLC, of which Mr. McBee serves as manager, (g) 600,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2025 GRAT, of which Mr. McBee is the sole trustee and beneficiary, and (h) 200,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Minor 2025 GRAT, of which Mr. McBee’s spouse is the sole trustee and beneficiary, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the McBee Plan, between an estimated start date of December 2, 2025 and February 19, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the McBee Plan or the occurrence of certain events set forth therein.

Item 6. Exhibits

Exhibit Number	Description of document	Form	File No.	Number	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of July 7, 2025, by and among CoreWeave, Inc., Miami Merger Sub I, Inc. and Core Scientific, Inc.	8-K/A	001-42563	2.1	July 7, 2025
3.1	Amended and Restated Certificate of Incorporation	S-8	333-286640	3.1	April 18, 2025
3.2	Amended and Restated Bylaws	S-8	333-286640	3.2	April 18, 2025
4.1	Form of Class A Common Stock certificate	S-1/A	333-285512	4.1	March 20, 2025
4.2	Amended and Restated Registration Rights Agreement between CoreWeave, Inc. and funds or accounts managed or advised by Magnetar, as amended	S-1/A	333-285512	4.6	March 20, 2025
4.3	Indenture, dated as of May 27, 2025, by and among the Company, the guarantor party thereto and Wilmington Trust, National Association, as trustee	8-K	001-42563	4.1	May 28, 2025
4.4	Form of 9.250% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.3)	8-K	001-42563	4.2	May 28, 2025
4.5	Indenture, dated as of July 25, 2025, by and among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	8-K	001-42563	4.1	July 28. 2025
4.6	Form of 9.000% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.5)	8-K	001-42563	4.2	July 28. 2025
10.1	Credit Agreement between CoreWeave Compute Acquisition Co. V, LLC, CoreWeave Compute Acquisition Co. VII, LLC, U.S. Bank National Association, as depository bank, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association as collateral agent, Morgan Stanley Asset Funding, Inc., MUFG Bank, Ltd. and Goldman Sachs Bank USA, as joint lead arrangers, and the other lenders party thereto, dated July 28, 2025	8-K	001-42563	10.1	July 31, 2025
10.2	Parent Guarantee and Pledge Agreement between CoreWeave, Inc., CCAC VII Holdco LLC and U.S. Bank Trust Company, National Association, and the lenders party thereto, dated July 28, 2025	8-K	001-42563	10.2	July 31, 2025
10.3†^	Master Services Agreement between CoreWeave, Inc. and NVIDIA Corporation, dated April 10, 2023	S-4/A	333-289742	10.31	September 25, 2025
10.4†^	Master Services Agreement between CoreWeave, Inc. and OpenAI OpCo, LLC, dated May 8, 2025	8-K	001-42563	10.1	September 25, 2025
10.5†^	Master Services Agreement between CoreWeave, Inc. and Meta Platforms, Inc., dated December 10, 2023					X

10.6^	Fifth Amendment to Credit Agreement between CoreWeave Compute Acquisition Co., IV, LLC, CoreWeave, Inc., U.S. Bank National Association, as depository bank, U.S. Bank Trust Company, National Association as administrative agent and collateral agent, and other lenders party thereto, dated September 29, 2025	8-K	001-42563	10.1	October 2, 2025
10.7†^
Amendment No. 4 to the Revolving Credit and Guaranty Agreement, dated November 10, 2025, by and among CoreWeave, Inc., as the borrower, CoreWeave Cash Management LLC, CoreWeave Debt Holdco I, LLC, and Weights and Biases, LLC, as the guarantors, JPMorgan Chase Bank, N.A., as administrative agent and as a lender, and the other lenders party thereto
X
31.1
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
† The registrant has omitted portions of the exhibit (indicated by "[*]") as permitted under Item 601(b)(10) of Regulation S-K.
^ The registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COREWEAVE, INC.

Date: November 13, 2025	By:	/s/ Michael Intrator
Michael Intrator
Chief Executive Officer and President

Date: November 13, 2025	By:	/s/ Nitin Agrawal
Nitin Agrawal
Chief Financial Officer