Form 10-K
period 2025-12-31
CoreWeave, Inc.
filed 2026-03-02
CIK 1769628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42563
___________________________
CoreWeave, Inc.
(Exact name of registrant as specified in its charter)
___________________________

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
Securities registered pursuant to section 12(g) of the Act: None
Common Shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2025 (which was the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing trading price of a share of Class A common stock on the Nasdaq Global Select Market on that date, was approximately $39.6 billion. Shares of common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of the registrant's outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of January 31, 2026, CoreWeave, Inc. had outstanding 419,028,081 shares of Class A common stock, 106,660,052 shares of Class B common stock, and 0 shares of Class C common stock, each with a par value of $0.000005.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "potential," "continue," "anticipate," "intend," "expect," "could," "would," "project," "plan," "target," and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•future acquisitions or investments in complementary companies or products;
•our ability to develop, introduce, and/or deploy new products, solutions, technology, and data center capacity and bring them to market in a timely manner;
•our expectations concerning relationships with third parties, including data center providers, IT service providers, business partners, vendors, suppliers, and cloud-based service providers;
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
•economic and industry trends, projected growth, or trend analysis, particularly as it relates to artificial intelligence ("AI") compute;
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the sections titled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships, or investments we may make.
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I
Item 1. Business
Overview
CoreWeave is The Essential Cloud for AITM, purpose-built to accelerate breakthroughs by AI pioneers, from leading research labs to enterprises fueling business growth. Our CoreWeave Cloud platform enables the full lifecycle of AI, including large-scale model training, inference, data movement, continuous iteration, and agentic workflows. CoreWeave Cloud combines proprietary software and orchestration, advanced infrastructure, and managed cloud services within a highly secure environment to deliver best-in-class high-performance computing, enabling our customers to develop, deploy, and operate advanced AI models and applications at scale.
AI workloads demand a fundamentally different approach to infrastructure versus general purpose cloud environments. Both training and inference require high-density compute, advanced networking, optimized storage, and software capable of managing complex distributed systems. General-purpose cloud infrastructure was not designed to meet these requirements. We address them by integrating purpose-built infrastructure with AI-native software and managed services into a single, vertically integrated platform optimized for performance, reliability, and scalability.
Software underpins our platform and differentiates our ability to operate AI infrastructure at scale. Our proprietary orchestration, automation, and observability software, CoreWeave Mission ControlTM, enables CoreWeave and our customers to efficiently provision infrastructure, schedule and manage workloads, and monitor performance across training and inference environments. We offer Slurm on Kubernetes ("SUNK") to support large-scale AI research and training workloads. These software capabilities allow us to rapidly deploy and manage new generations of AI hardware as they become available. Being consistently among the first to scale new infrastructure, is critical in supporting our customers' rapid time-to-market for emerging AI workloads.
We deliver our cloud services through Infrastructure Services, Managed Software Services, and Application Software Services, including proprietary storage solutions, CoreWeave Mission Control, as well as developer tools, all critical to unlocking continued innovation of AI products. Our storage capabilities are designed to ingest, move and serve large volumes of data directly into AI compute environments with the throughput and access patterns required by modern training and inference workloads. Our software solutions, including Weights & Biases®, provide AI researchers and developers with the tools required to train and fine-tune models and to build, deploy, and scale the applications through which AI is delivered to end users. These services operate as a single stack, enabling customers to provision resources, manage workloads, and monitor performance across their AI environments through a unified operational layer.
Security is a foundational component of our platform architecture and operations. We design our infrastructure, software, and operational processes to support secure isolation of workloads, protect data throughout its lifecycle, and enable customers to deploy AI workloads with consistent security controls across environments.
We operate our platform across a distributed network of purpose-built data centers interconnected through a proprietary global network backbone and largely located near major metropolitan areas. Our data centers are designed to support high-density AI infrastructure and incorporate advanced networking equipment, enhanced access to power, and, where appropriate, liquid cooling technologies. Our low-latency data center footprint and integrated software platform support fungible use of infrastructure across training and inference workloads, enabling customers to transition capacity seamlessly as their workload requirements evolve.
We have scaled rapidly over the last several years. As of December 31, 2023, we operated 10 data centers with approximately 70 MW of active power. As of December 31, 2024, we operated 32 data centers with approximately 360 MW of active power. As of December 31, 2025, we operated 43 data centers with over 850 MW of active power. As of December 31, 2025, our total contracted power capacity was approximately 3.1 GW, which we expect to deploy over future periods.
We maintain relationships with semiconductor manufacturers, original equipment manufacturers ("OEMs"), original design manufactures ("ODMs"), and software providers to support the sourcing and deployment of infrastructure components used in our platform. We primarily finance our infrastructure development through asset-level debt supported by take-or-pay customer contracts, supplemented by corporate-level equity and debt financing.

We serve a range of customers, including leading enterprises, AI labs, and technology companies deploying AI at scale across a variety of use cases. Customers generally access our platform through multi-year committed contracts, under which they purchase a specified amount of capacity on a take-or-pay basis over the contract term. A number of our customers have expanded their initial commitments over time by contracting for additional capacity as their AI workloads have grown. We also offer on-demand access through a pay-as-you-go model. As of December 31, 2025, we had $60.7 billion of remaining performance obligations ("RPO"), compared to $15.1 billion of RPO as of December 31, 2024. As of December 31, 2025, our committed contracts had a weighted-average contract duration of approximately five years.
Our business has grown rapidly since inception. Our revenue was $5.1 billion, $1.9 billion, and $229 million for the years ended December 31, 2025, 2024, and 2023, respectively. During these periods, we continued to invest significantly in expanding our infrastructure and operations. As a result, we incurred net losses of $1.2 billion, $863 million, and $594 million for the years ended December 31, 2025, 2024, and 2023, respectively.
CoreWeave Cloud Platform and Product Offerings
A Comprehensive AI-Native Stack Powers Our Purpose-Built AI Cloud
CoreWeave is the Essential Cloud for AI, purpose-built to accelerate breakthroughs by AI pioneers, from leading research labs to enterprises fueling business growth. Our customers rely on CoreWeave Cloud for their demanding use cases—including AI model training, agentic AI and inference, agent development, and specialized workloads—because it provides the pace, performance, and transformative partnership they need.
CoreWeave has built a comprehensive, tightly integrated platform of advanced infrastructure and proprietary software that enables customers to build and run AI systems continuously, reliably, and at global scale. Our focus on AI workloads enables us to deliver best-in-class services, solutions, and infrastructure that exceed the performance and capabilities of general-purpose clouds.
We integrate security throughout our AI-native cloud, so it underpins the systems, hardware, and architecture that keep AI infrastructure reliable, transparent, and resilient. We implement top-tier industry best practices to prioritize security and privacy at every level—identity and access management, Kubernetes and container security, storage encryption, and network access controls and encryption.
Recognizing our leadership in performance, reliability, and large-scale AI cloud solutions, CoreWeave Cloud achieved its second SemiAnalysis' Platinum ClusterMAX™ rating in 2025. CoreWeave remains the industry's sole Platinum provider. We continue to iterate on CoreWeave Cloud via innovation and acquisition—enhancing its capabilities and increasing the value it brings to our customers.
CoreWeave Cloud—built from the ground up for AI innovation
Every layer of our stack is purpose-built for AI innovation and optimized for the performance, agility, and intelligence demanded by frontier-scale AI. Security is engineered into every layer of CoreWeave Cloud, from hardware through orchestration. It keeps protection and performance aligned so every new advance in AI can happen with speed, integrity, and reliability.
Networking Backbone. Our network backbone supports the bandwidth and connectivity that our customers need to move large-scale distributed AI workloads. We designed and built a carrier-grade network backbone engineered specifically for the ultra-low latency, high-throughput requirements of our customers' training, data replication, inference, and agentic AI initiatives. Our state-of-the-art backbone connects data centers across North America and Europe with high speed terrestrial and subsea fiber optic cables designed for massive scalability, reliability, and security. CoreWeave's networking backbone is designed with direct peering to major carriers and provides hybrid and multicloud connectivity, supported by our "Zero Egress Migration" program that can reduce or eliminate data transfer or egress fees. Customers can connect to our backbone via high-speed Direct Connect tailored to a wide range of requirements—with physical connectivity options of 10Gbps, 100 Gbps, and 400 Gbps of bandwidth. We continue to enhance our networking backbone to serve the evolving business needs of our customers, including large AI labs leveraging our backbone to connect multi-cloud inference infrastructures.
Foundational Infrastructure. Our purpose-built foundational infrastructure maximizes performance with first-to-market Graphics Processing Unit ("GPU") clusters, ultra-high density, and high-speed interconnects, supporting complex AI workloads while improving efficiency and lowering total cost of ownership. Our track record and ability to deploy the industry's most advanced hardware and architectures first—including NVIDIA GB200 and GB300 NVL72 systems for mission-critical AI—gives our customers a measurable edge in performance, efficiency, and scale. CoreWeave clusters also use cutting edge CPUs, including AMD and Intel chips, to power compute-intensive projects and to help our customers get more out of GPU compute.
Our data center fabric is designed to harness the full potential of each GPU and to maximize performance from the newest architectures. It integrates state-of-the-art networking technology, including NVIDIA Quantum-X800(XDR) enabling 800Gbps of connectivity, NVIDIA Quantum-2 InfiniBand interconnect and NVIDIA Spectrum-X with RoCE or RDMA over Converged Ethernet for ultra-low-latency connectivity between racks of GPUs. To ensure sustainability, many of CoreWeave's data centers draw on renewable energy, deploy advanced closed-loop liquid cooling systems, and pilot innovative projects—such as heat recapture to supply excess heat to nearby homes and industrial facilities.
This powerful, proven infrastructure enables exceptional results for our customers. In recent benchmarking through NVIDIA's Exemplar Cloud program, we demonstrated improvements on system model flop utilization (“MFU”) over reference targets for both training and inference workloads. For training, our infrastructure enables superior utilization compared to reference targets. For inference, our platform met or exceeded benchmark tests across inference tasks, such as reasoning and generation, demonstrating CoreWeave's consistent performance and faster scaling for every stage of AI deployment.
We continue to extend and enhance our foundational infrastructure with the latest GPU and CPU innovations, and expect to be among the first cloud providers to deploy the NVIDIA Rubin platform, expanding our support for large-scale inference, reasoning, and agentic AI.
Data and Storage. CoreWeave's purpose-built storage combines exascale, AI-optimized object and file storage with GPU-local caching and Local Tier Acceleration (LOTATM) to deliver high-throughput data access, cross-cloud reach, and predictable economics for training and inference. Our customers rely on our fast, resilient, and easy-to-use storage solutions to train, fine-tune, and deploy models more rapidly at scale—while reducing replication costs, egress fees, or performance tradeoffs. Our Local Object Transport Accelerator ("LOTA") brings data closer to GPUs by caching directly on GPU nodes, which enables rapid throughput and high uptime and durability. CoreWeave object and file storage services are optimized for AI, enabling streamlined training, low latency, efficiently utilized clusters, and faster time to market. Our microservices-based architecture allows us to support the storage solution that our customers choose.
Infrastructure Control. Our integrated AI-native orchestration and bare-metal control deliver the reliability, flexibility, and efficiency required to run complex AI workloads at scale, and matched with the right AI services. CoreWeave Kubernetes Service ("CKS"), our managed Kubernetes service, minimizes the burden of managing large GPU clusters. CKS combines fast performance, security, and flexibility in a fully managed Kubernetes solution—one that reduces management time for complex Kubernetes clusters. CKS clusters leverage bare-metal performance to gain higher GPU cluster performance, accelerating model download speeds and spin up times for inference. CKS runs on CoreWeave Cloud’s bare-metal GPU infrastructure, eliminating hypervisor overhead to maximize performance, including high-throughput model downloads and faster container spin-ups for inference. CKS clusters leverage Bare Metal nodes without a hypervisor to maximize node performance. Our data center architecture uses Data Processing Units to enforce tenant isolation and strengthen the security boundary between workloads. It also offloads processes such as networking and security to enable peak GPU performance while providing complete isolation and acceleration with private-cluster Virtual Private Clouds.
CoreWeave Mission Control. CoreWeave Mission Control integrates security, observability, and services—including node, rack, and fleet lifecycle management—to enable intelligent, unified orchestration from foundational infrastructure to agent development. It connects all of the critical layers of CoreWeave, giving customers real-time visibility into GPU, network, and storage behavior. It integrates secure controls for AI workloads, continuous operational insight, and proactive remediation paths.
With CoreWeave Mission Control's proprietary monitoring and management solutions, users can see how systems are performing, spotting early warning signs that enable them to replace or repair problematic nodes before they create delays—keeping systems stable and projects on schedule. Combining identity and access controls, compliance logging, and audit history, CoreWeave Mission Control provides a complete, clear, and defensible record of activity across an environment. Its continuous operational insight delivers deep knowledge of complex environments. Audit and telemetry signals stream seamlessly into security information and event management systems on any cloud—along with health checks on GPUs, nodes, and racks, so our customers always know the state of the system in real time.

CoreWeave Mission Control's proactive remediation paths transform insights into action, enabling users to anticipate issues (including potential node failures) before they happen. It initiates the right responses, from automated recovery to routing the incident directly to CoreWeave experts, so customers no longer have to waste valuable time chasing ambiguous alerts or guessing at root causes. We continue to add new CoreWeave Mission Control features—including Telemetry Relay, GPU Straggler Detection, and the CoreWeave Mission Control Agent—that bring improved visibility and control to large-scale AI workloads.
Runtime Acceleration. CoreWeave delivers platform services that accelerate training and inference by optimizing workload latency, improving throughput, and increasing utilization at runtime—removing friction across scheduling, environment readiness, and execution so jobs reach steady-state performance faster and run more efficiently at scale. SUNK (Slurm on Kubernetes) helps customers deploy and operate large-scale Slurm-based AI research clusters on CoreWeave Cloud, leveraging our purpose-built infrastructure and integrated platform capabilities to support high-performance AI workloads. With a Slurm cluster purpose-built for AI, researchers can save valuable time and speed critical breakthroughs. They can run training, inference, and reinforcement learning ("RL") on a single high-performance cluster built for research at massive scale—all with automated user access management and deep observability. Our customers get metal to model visibility, resolving issues quickly, raising quality, and enabling rapid AI innovation.
Model and Agent Development. CoreWeave provides the developer tools and integrations teams use to build, evaluate, deploy, and monitor models and agents, with experiment tracking, governance and guardrails, and workflow integrations that speed iteration from prototype to production. With Weights & Biases (acquired by CoreWeave in 2025), we provide a comprehensive, proven AI development platform and cutting-edge tools for AI development—including model pre-training (W&B Models), post-training (W&B Training), model serving (W&B Inference), and agent evaluation and monitoring (W&B Weave). For our customers, these tools mean faster, more efficient AI agent development, from training to production. Our integrated capabilities enable our customers to correlate infrastructure events with model performance while providing observability tools for debugging. In October 2025, we also acquired Marimo, creator of the marimo notebook, an open-source, AI-native environment, to unify the generative AI development workflow and enable faster, smarter AI development. And in September 2025, we acquired OpenPipe, a leading platform for training AI agents with RL. In October 2025, we launched the first publicly available serverless RL capability to build reliable AI agents. This first joint offering from Weights & Biases and OpenPipe enhances our customers' ability to train with RL—quickly, easily, and at scale. Our expanding agent development capabilities help our customers accelerate experimentation, fine-tuning, and RL at scale, seamlessly bridging model development and production deployment. To meet the specialized needs of industrial customers, in November 2025 we acquired Monolith, which provides a full-stack platform for enterprises that want to accelerate industrial innovation in the physical world through simulation and machine learning capabilities.
The Essential Cloud for AI—and for our customers
We work closely with our customers to tailor their solution based on their performance needs (e.g., GPU selection), specific use case (AI model training, agentic AI and inference, and specialized workloads), and business goals—from pioneering labs and researchers envisioning the next AI breakthroughs to enterprises seeking an AI-driven competitive advantage. In all cases, our customers benefit from CoreWeave Cloud, purpose-built for AI innovation at every layer.
Our Data Center Footprint
Our platform is powered by some of the largest and most sophisticated data centers in the world, built around cutting-edge GPU clusters and state-of-the-art network technology designed to maximize performance for AI workloads. Each component of our data center technology stack is purposefully architected to deliver highly performant networking, power, and cooling, resulting in a geographically distributed, high-density, and secure data center footprint.
We operate a distributed and interconnected portfolio of data centers across the United States, Europe, and Canada, operating in six countries total. Many of our facilities are designed to scale from tens to hundreds of megawatts of power and are connected through high-speed interconnects to support burst AI workloads. The portfolio includes a range of facility sizes, which provide us with critical flexibility. These facilities range from smaller sites that support inference workloads close to where customers need it to reduce latency, to larger sites that can support high-density training workloads where latency is less critical. Regardless of data center size, our modular basis of design provides us with the ability to scale big and fast and is built to be fungible across all AI workloads. The diversity of our infrastructure enables us to right-size and fit our services to the appropriate AI workload, from training, to inference, and to agentic workloads as requirements change over time.

Our data centers are designed to meet the technical demands of AI computing, both today and in the future. Across the industry, data center infrastructure is trending toward higher rack density and increased power per rack, driving significantly greater cooling requirements. Our advanced closed-loop liquid cooling systems address these demands by enabling higher power density and closer rack placement, and significantly reducing water consumption. This approach enables our data centers to support and deploy the latest generation of chips at scale and for us to be among the first to bring them to market at scale—with a track record of bringing NVIDIA GPUs to market first, including GB200, GB300, and RTX Pro 6000 systems. As compute density continues to increase, these same design principles position our data centers to support future chip generations, and looking ahead, CoreWeave is expected to be among the first cloud providers to deploy the NVIDIA Rubin platform, offering customers greater flexibility and choice as AI systems scale.
To support our continued growth and scale, we are making sustained investments in both our supply chain and labor force. While the chip remains at the core of delivering AI data centers, the supporting equipment is equally critical to bringing compute to life. As a result, we have continued to evolve and expand not only our component supply chain, but also our long-lead data center equipment. We have strengthened our operations to ensure accurate planning and timely procurement of the long-lead equipment required to deliver high-performing clusters, supported by strong direct relationships with providers as well as a focus on OEM and ODM partners to meet demand at scale. In parallel, to fuel a sufficient and capable labor force, we have developed the CoreWeave Apprenticeship program, working with early-career individuals to provide hands-on training and experience across a range of specialties.
Throughout all our data centers, we combine industry-leading security and compliance with a fully managed experience, allowing customers to focus on AI innovation while we operate the infrastructure. We reinforce our infrastructure with industry leading security standards and certifications, including SOC 2 and ISO/IEC 27001, to ensure that customers are met with robust data security practices. Our security measures also extend to our physical security, where we employ rigorous standards around background checks, access control, security awareness training, and a zero-trust framework. We handle the complexity of hardware, facilities, and operations.
We continue to grow our portfolio of data centers by both expanding our existing sites and developing new sites while investing in new capabilities such as self-builds. We continue our international expansion with a focus on Europe and are evaluating launches in other regions. For more information, refer to Risks Related to Our Business and Industry included in Part I, Item 1A of this Annual Report on Form 10-K.
Go-To-Market
CoreWeave's go-to-market ("GTM") organization consists of Sales, Marketing, Field Engineering, Support, Customer Experience, Partnerships, and Revenue Operations. Our sales engine prioritizes lean and efficient scaling, leveraging AI to accelerate execution. Our organization is driven by customer-obsessed team-members focused on acquiring new customers and expanding with existing customers, who are aligned by vertical and geography. Our GTM team operates across the breadth of CoreWeave Cloud, selling and supporting products that provide foundational infrastructure for large scale research training, runtime accelerators and orchestrators, agent and AI application hosting, and model and agent development tools. For example, initiatives, such as "direct-to-expert," enable our customers to receive consultative expertise and technical support to troubleshoot issues and optimize performance. Our robust product offering enables us to diversify across industries, geographies, and customer segments, while engaging with customers throughout their journey to ensure they are positioned to develop and productionize AI.
Our Culture and Values
Our mission is to power the creation and delivery of the intelligence that drives innovation. We believe the success of this mission depends on the power of our people and a culture defined by ownership, curiosity, and trust. Our multidisciplinary team operates with this mindset and is focused on disciplined execution, running toward the hardest technical challenges, and taking ownership of solving them. We have assembled leading engineering, infrastructure, and go-to-market teams with what we believe is an unmatched knowledge base in accelerated computing at scale. These teams work synchronously to deliver The Essential Cloud for AI, purpose-built to support high-performance AI workloads for our customers.
To maintain this competitive advantage and continue to innovate, we remain focused on building an inclusive working environment in which our team members can push the boundaries of what is possible. We believe that fostering an inclusive work environment is important to maintaining our competitive advantage and ability to innovate. Our teams are composed of individuals with a wide range of skills, experiences, and perspectives, which positions us to run toward the hardest problems, address complex technical challenges, and support our customers at scale. We focus on creating an environment that enables employees to perform at their highest potential and contribute meaningfully to our long-term success.
We have created and instilled a set of Core Values that our employees embrace and demonstrate each day.
Our Core Values include:
•Be Curious at Your Core. We foster a mindset of continuous learning, understanding that curiosity drives innovation and is essential in staying ahead of our competition. Curiosity is a driving force that allows us to explore ideas and innovations that push boundaries, challenge the status quo, and better serve our customers.
•Act Like an Owner. We take full responsibility for our work and our decisions to find the best solution to any challenge. We take initiative, hold ourselves accountable, and foster a culture where everyone feels empowered to contribute to our success.
•Empower Employees. We trust each other to make decisions, communicate transparently, and are clear on our goals. We support each other with the tools, resources, and feedback necessary to succeed.
•Deliver Best-in-Class Customer Experiences. We go above and beyond to understand our clients' needs and aim to exceed expectations at every step. Our commitment to excellence ensures we build lasting partnerships and set the standard for exceptional service.
•Achieve More Together. Collaboration is at the heart of our success. Together, we unlock greater potential and solve challenges more effectively. We believe that by leveraging diverse perspectives, supporting each other, and working as one team, we can accomplish more than we could ever do alone.
As of December 31, 2025, we had 2,189 employees, with 1,967 in the United States and 222 in 19 other countries. We provide competitive cash and equity compensation and scale our workforce to meet the growth and operational needs of our business. Employees are equipped with the tools, systems, and resources required to operate effectively in complex, fast-moving environments. We believe our culture and the strength of our relationship with our employees distinguishes how we operate and succeed as a business.
Sustainability
AI can drive numerous benefits. However, we recognize that there are also risks that need to be managed to ensure that our platform is built to maintain resiliency and assure its longevity. One of the challenges we expect to face is to ensure that we take appropriate steps to mitigate the environmental impacts of our operations. We are focused on the benefits our CoreWeave Cloud Platform can provide while managing the associated risks.
Our strategy is centered around: Clean Energy, Efficiency by Design, Responsible Resource Usage, and Supplier Relationships.
Clean Energy
Our fleet of data centers necessarily uses a significant amount of power to enable our customers to train AI models, particularly large language and deep learning models. This energy usage results in greenhouse gas ("GHG") emissions, which impact the environment. Our goal is to minimize our environmental impact. For example, several of the existing data centers in the United States and Europe in which we are a tenant are powered by non-emitting sources of energy, and we are exploring other ways we can reduce our environmental impact.
We are currently evaluating and measuring Scopes 1 and 2 GHG emissions from our facilities and data center operations and will soon begin to evaluate our emissions resulting from our supply chain (Scope 3). A large portion of our GHG emissions are currently Scope 2 emissions, which result from purchased electricity for our data centers. The mix of our GHG emissions could shift over time as we grow and begin to control more of our data centers, potentially increasing our ability to contract larger amounts of non-emitting sources of energy.
We are tracking renewable energy sourcing to assess progress toward increasing the proportion of energy procured from low-carbon and renewable sources.
As we continue to scale, we are integrating GHG emissions management and other sustainability considerations into our lease negotiations for new data centers and the renewal of existing leases to reduce our data centers' environmental impacts. We also aim to establish our operations in buildings that meet high levels of environmental standards where possible.
Efficiency by Design
Our business was founded on a simple principle: AI infrastructure should be designed for efficiency from day one, not retrofitted onto legacy systems. This shapes everything we do.
We aim to build next-generation data centers in the right places, with the right partners, to ensure we can deliver performance while continuously improving efficiency.
We work with our data center partners to track Power Usage Effectiveness ("PUE"), enabling us to collectively measure how efficiently data centers use energy. We are collecting the necessary PUE data with the aim of reducing both operating costs and indirect emissions.

Responsible Resource Usage
Water Stewardship
We are committed to responsible water consumption. Monitoring water consumption helps identify opportunities to reduce freshwater use, particularly in water-stressed regions, and supports climate resilience by mitigating exposure to drought-related disruptions. CoreWeave's infrastructure incorporates innovative technologies, such as closed-loop liquid cooling systems to manage the increased heat output stemming from our use of smaller and more dense servers and improve energy efficiency.
Waste Management
In addition to managing scarce resources such as water, we intend to extend our responsible resource usage to waste management. For example, we have implemented heat recovery systems and intend to evaluate the potential to expand our ability to repurpose heat generated by our data centers, which can optimize power consumption and improve environmental performance.
Supplier Relationships
We will also look for opportunities to utilize our relationships with suppliers to mitigate the environmental impacts of their operations, while improving our data centers' environmental performance.
For more information, refer to the risk factor entitled "Investors' expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks" included in Part I, Item 1A of this Annual Report on Form 10-K.
Competition
The AI cloud market is highly competitive and continues to evolve rapidly. We primarily compete with hyperscalers who offer general purpose cloud computing as part of a broader product portfolio, several of which are also customers of, and partners to, CoreWeave. We also compete with smaller cloud service providers.
CoreWeave's competitive advantage is a result of our platform being purpose-built for AI and accelerated compute use cases. We believe our speed to market with the latest generations of GPUs, proprietary software and orchestration platform, security standards and ability to deliver a highly attractive total cost of ownership all contribute to CoreWeave's rapid growth. Our competitive differentiation is further underpinned by our ability to service AI compute use cases of all sizes rapidly and fungibly. For more information, refer to the risk factor entitled "We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, financial condition, and prospects" included in Part I, Item 1A of this Annual Report on Form 10-K.
Intellectual Property
Our intellectual property is an important aspect of our business and helps us to maintain our competitive position. To establish and protect our rights in our proprietary technology, we rely upon intellectual property laws and other legal protections covering patents, copyrights and trade secrets, as well as contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements.

We control access to our intellectual property and confidential information through internal and external controls. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to and non-disclosure of our proprietary information. Intellectual property laws and our procedures, policies, controls and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, misappropriated or violated.
Government Regulation and Regulatory Environment
We operate in a complex and evolving regulatory landscape spanning AI, critical infrastructure, energy policy, international trade, data privacy, export controls, and national security considerations. The scope and applicability of regulations in these areas continue to broaden with new legal and regulatory developments, and their interpretation remains uncertain. We are subject to regulations across multiple jurisdictions and governmental agencies.
Like other companies in the technology and infrastructure sectors, we face heightened regulatory scrutiny from both U.S. and foreign governments. These numerous and sometimes conflicting laws and regulations may directly affect our ability to pursue our business model and offer our products and services. Our compliance with these regulations increases our cost of doing business and may require operational adjustments, changes to our business practices, or limitations on our ability to offer services in certain geographies or to certain customers.
Key areas of regulatory impact include:
AI Infrastructure and Critical Infrastructure Policy. As policymakers increasingly focus on the role of infrastructure providers in supporting national competitiveness, we engage with federal, state, local, and international authorities on emerging policies affecting AI infrastructure planning, energy supply, grid management, and workforce development. These regulations could affect our capital planning, site selection, and operational practices.
Energy and Environmental Compliance. Our data center operations are energy-intensive and subject to evolving environmental regulations, renewable energy standards, and sustainability requirements across jurisdictions where we operate. We work collaboratively with utilities and energy regulators on infrastructure scaling and grid integration. These requirements may affect our cost structure and operational flexibility.
Export Controls and International Trade. Our technology and services are subject to U.S. export controls, sanctions laws, and trade regulations governing the sale and operation of advanced computing equipment. These controls, administered by the U.S. Department of Commerce and other agencies, continue to evolve in response to national security considerations. Changes to export regulations could limit our ability to serve certain customers or markets, materially affect our competitive position in certain geographies, and require operational adjustments.
We maintain compliance programs to monitor these regulatory developments and ensure adherence with applicable laws. To date, costs and accruals incurred to comply with applicable governmental regulations have not been material to our capital expenditures and results of operations. However, certain emerging policy areas, particularly those related to AI governance, critical infrastructure planning, the cost of energy, energy infrastructure requirements, and export controls, may require material investments or operational adjustments over time. As these regulatory trends continue, our cost of doing business may increase, our ability to pursue certain business practices may be limited, and we may need to change our business operations to comply with evolving regulatory requirements. For more information, refer to Risks Related to Legal and Regulatory Matters included in Part I, Item 1A of this Annual Report on Form 10-K.
Available Information
Our website is located at www.coreweave.com. Our investor relations website is located at www.investors.coreweave.com, where users can access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, free of charge, after we file or furnish them with the SEC and they are available on the SEC's website at www.sec.gov. We use our investor relations website to disclose material non-public information. Investors should monitor our investor relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information available at our website is not incorporated into this Annual Report on Form 10-K. In addition, we use social media, specifically our X account (@CoreWeave) and our LinkedIn page, to communicate information from time to time. It is possible that the information that we post on social media could be deemed to be material to investors.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose all or a part of your investment.
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
•A substantial portion of our revenue is driven by a limited number of our customers, and the loss of, or a significant reduction in, spending from one or a few of our top customers would adversely affect our business, operating results, financial condition, and prospects.
•Our operations require substantial and growing capital expenditures, and we will require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital on acceptable terms, if at all, or to lower our total cost of capital, may adversely affect our business, operating results, financial condition, and prospects.
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
We depend on third parties, including utilities, independent system operators, regulators, governments, and global suppliers to secure sufficient power, which powers our data center facilities, in a cost-effective manner. Limitations on generation, transmission, and distribution may limit our ability to obtain sufficient power capacity for our potential expansion sites in new or existing markets. Power providers, other participants in the power market, and regulators may impose onerous operating conditions, such as power generation procurement obligations or collateralization requirements, to any approval or provision of power. The local electricity grids in the markets where we have data centers have faced substantial increases in demand for power. Although there are some early stage alternative methods to source power to local electricity grids they may not be available to service all of our needs due to lack of supply or high cost per unit of electricity. Our inability to secure sufficient power on terms that are acceptable to us could have an adverse effect on our business, results of operation, ability to operate, financial condition, and prospects.
Our data center facilities are affected by problems accessing electricity sources, such as unplanned or planned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids more generally, and planned power outages by public utilities, such as the practice of planned outages by the public utilities in California, Colorado, Texas, and other states to minimize fire risks, could harm our customers and our business. Further, our existing data center facilities are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure, including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon the landlord, as well as the utility company, to restore the power. Even if we attempt to limit our exposure to system downtime by using backup generators, which are in turn supported by onsite fuel storage and through contracts with fuel suppliers, these measures may not always prevent downtime or large-scale outages. We may also face constraints on our ability to deliver our platform, solutions, and services if there is limited power supply or a disruption in power supply. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity and sufficient electrical services would impact our ability to meet customer needs and could significantly reduce customer demand for our services. Such reduced demand and resulting loss of compute, cost increases, or failure to upgrade our equipment or adapt to new technologies would harm our business, operating results, financial condition, and prospects. Any outage or supply disruption could adversely affect our customer experience, as well as our business, operating results, financial condition, and prospects.
Additionally, for our potential new data centers and expansion sites, we expect to commit substantial operational and financial resources, including long-term power supply contracts, in advance of securing customer contracts for those data centers. This asymmetric dynamic could adversely affect our business, financial position, results from operations and prospects.
Finally, the global energy market is currently experiencing inflation and volatility pressures. Although we use power purchase agreements to hedge against the risk of some changes in the price of power, there is no guarantee that they will work as intended or will protect us from long-term changes in the price of power. We expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures, which could materially affect our financial forecasting, business, operating results, financial condition, and prospects.
We have a limited number of suppliers for significant components of the equipment we use to build and operate our platform and provide our solutions and services. Any disruption in the availability of these components could delay our ability to expand or increase the capacity of our infrastructure or replace defective equipment.
We do not manufacture the components we use to build the technology infrastructure underlying our platform. We have a limited number of suppliers that we use to procure and configure significant components of the technology infrastructure that we use to operate our platform and provide our solutions and services to our customers. For example, as a result of our obligations in our current customer contracts, all of the GPUs used in our infrastructure today are NVIDIA GPUs. Additionally, for the year ended December 31, 2025, three suppliers accounted for 23%, 20%, and 17% of total purchases, for the year ended December 31, 2024, three suppliers accounted for 46%, 16%, and 14% of total purchases, and for the year ended December 31, 2023, three suppliers account for 57%, 22%, and 11% of total purchases. Utilizing a limited number of suppliers of the components for our technology infrastructure exposes us to risks, including:
•    asymmetry between component availability and contractual performance obligations, including where specified components are required;

•    shifts in market-leading technologies away from those offered by our current suppliers that could impact our ability to offer our customers the solutions and services that they are seeking;
•    reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including any delays in our supply chain;
•    limited ability to control aspects of the quality, performance, quantity, and cost of our infrastructure or of its components;
•    the potential for binding price or purchase commitments with our suppliers at higher than market rates;
•    reliance on our suppliers to keep up with technological advancements at the same pace as our business and customer demands, including their ability to continue to deliver next generation components that are substantially better than the prior generation;
•    consolidation among suppliers in our industry, which may harm our ability to negotiate and obtain favorable terms from our suppliers and the third-party suppliers that our suppliers rely on;
•    labor and political unrest at facilities we do not operate or own;
•    geopolitical disputes disrupting our or any of our suppliers' supply chains, such as geopolitical tensions including but not limited to Taiwan and China and instability in Venezuela;
•    business, legal, compliance, litigation, and financial concerns affecting our suppliers or their ability to manufacture and ship components in the quantities, of the quality, and in the manner we require;
•    impacts on our supply chain from adverse public health developments, including outbreaks of contagious diseases or pandemics; and
•    disruptions due to floods, wildfires, earthquakes, storms, and other natural disasters, particularly in countries with limited infrastructure and disaster recovery resources, or regional conflicts.
Our technology infrastructure components suppliers fulfill our supply requirements on the basis of individual purchase orders, which we often place with lead times specified by the specific supplier. We have no control over the lead times demanded by our suppliers to fulfill our supply requirements in the future. Additionally, if such lead times increase in the future for any one or more of our infrastructure components, we may face a supply interruption for necessary components. We currently have no long-term contracts or arrangements with our suppliers that guarantee capacity or the continuation of any particular payment terms. Accordingly, after individual purchase orders have been completed, our suppliers are not obligated to continue to fulfill our supply expectations, and the prices we are charged for their products and, if applicable, services could be increased on short notice. Any inability of or delay by our suppliers to meet our order demands (including due to the suppliers' competing commercial priorities, any geopolitical factors affecting their suppliers, or any other business disruption) could delay or disrupt our ability to procure necessary components. Further, because we often submit purchase orders to our suppliers according to stated lead times and generally order only what we need to fulfill customer requirements, any delay from our suppliers may result in our inability to provide our infrastructure and platform to our customers on a timely basis and fulfill our contractual requirements under our customer contracts. Additionally, our current customers have contractually specified our use of NVIDIA GPUs. If we are required to change suppliers, our ability to meet our obligations to our customers, including scheduled compute access, could be adversely affected and our solutions may not perform, which could cause the loss of sales from existing or potential customers, delayed revenue, or an increase in our costs, which could adversely affect our margins and other financial results. Any production or shipping interruption for any reason, such as a natural disaster, epidemics, pandemics, capacity shortages, quality problems, or strike or other labor disruption at one of our supplier locations or at shipping ports or locations, could adversely affect sales of our solution and services offerings.
In addition, we are continually working to expand and enhance our infrastructure features, technology, and network and other technologies to accommodate substantial increases in the computing power required by more compute-intensive workloads on our platform, the amount of data we host, and our overall number of total customers. We may be unable to project accurately the rate or timing of these increases or to allocate resources successfully to address such increases and may underestimate the data center capacity needed to address such increases. Our limited number of suppliers, in turn, may not be able to quickly respond to our needs, which would have a negative impact on customer experience and our ability to meet our contractual obligations. In the future, we may be required to allocate additional resources, including spending substantial amounts to build, purchase, or lease or license data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer usage, and our suppliers may not be able to satisfy such requirements. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to effectively deliver our services.

Moreover, our suppliers themselves rely on a complex network of third-party suppliers for semiconductor manufacturing, hardware components, and other critical inputs, which introduces additional risks to our supply chain. For example, NVIDIA relies on suppliers such as Taiwan Semiconductor Manufacturing Company for semiconductor fabrication and other manufacturers for compute and networking components. Any disruption in the operations of these upstream suppliers, whether due to equipment failures, geopolitical factors such as the growing potential for military conflict between China and Taiwan, or subcomponent or raw material supply chain constraints, could affect our suppliers' ability to supply the significant components of the equipment we use to operate our platform and provide our solutions and services to our customers, which would, in turn, affect the availability of our solutions and services, lead times, and our financial results.
In addition, to the extent any of our suppliers' businesses are impacted by business, legal, compliance, litigation, and financial concerns, including regulatory scrutiny and export controls, our business, operating results, financial condition, and prospects may be adversely affected. For example, increasing use of tariffs, economic sanctions and export controls has impacted and may in the future impact the availability and cost of GPUs and other components of our platform. Tariff actions, quotas, and retaliatory measures may raise the price of imported equipment and materials we rely on. If additional restrictions are imposed on semiconductors, networking equipment, or design and manufacturing software, or if foreign governments adopt countermeasures, our procurement costs could rise and our ability to deploy capacity on planned timelines could be reduced. Expansion or reinterpretation of United States export controls that cover advanced computing hardware, software, or related services could limit availability of components or require reconfiguration of our infrastructure plans. Responses from governments outside of the U.S. to U.S. export controls could further affect supply, logistics, and servicing. These dynamics could slow our ability to add or replace hardware and could affect the economics of certain deployments.
We have experienced, and may in the future experience, component shortages. In the event of a supplier unavailability, component shortage, or supply interruption, we may not be able to secure alternate sources in a timely manner. Securing alternate sources of supply for these components or services may be time-consuming, difficult, and costly and we may not be able to source these components or services on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders promptly. Any interruption or delay in the supply of any of these components or services, or the inability to obtain these components or services from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet the demand of our customers, which in turn would have an adverse effect on our business, operating results, financial condition, and prospects.
If our data center providers fail to meet the requirements of our business, or if the data center facilities experience damage, interruption, or a security breach, our ability to provide access to our infrastructure and maintain the performance of our network could be negatively impacted.
We lease space in or otherwise license use of third-party data centers located in the United States, Europe and United Kingdom. Our current business is reliant on these data center facilities. Given that we lease or license our existing data center space, we do not control the operation of these third-party facilities. Consequently, we could be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data center facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes, floods, storms, fires, power loss, system failures, computer and other cybersecurity vulnerabilities, physical or electronic break-ins, human error, malfeasance or interference, including by employees, former employees, or contractors, as well as crime, terrorist acts and other catastrophic events. We and the data center facilities we lease space in or license use of have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including availability or sufficiency of power, infrastructure changes, and capacity constraints, occasionally due to an overwhelming number of customers accessing our infrastructure simultaneously. Our third-party data centers and network infrastructure may also be subject to cybersecurity attacks, including supply chain attacks, due to the actions of outside parties or human error, malfeasance, insider threats, system errors or vulnerabilities, insufficient cybersecurity controls, a combination of these, or otherwise, which may cause service outages and otherwise impact our ability to provide our solutions and services. While we review the security measures of our third-party data centers, we cannot ensure that these measures will be sufficient to prevent a cybersecurity attack or to protect the continued operation of our platform in the event of a cybersecurity attack, and any impact to our solutions and services may also impact our business, operating results, financial condition, and prospects. Data center facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, litigation to stop, limit, or delay operations, and other legal challenges, including by government agencies seeking to gain access to customer accounts for law enforcement or other reasons. In addition, while we have entered into various agreements for the lease of data center space, equipment, maintenance, and other services, those third parties could fail to deliver on their contractual obligations under those agreements, including agreements to provide us with certain data, equipment, and utilities information required to run our business, such as the delays that we announced in November 2025 with respect to the delivery of certain data centers to be provided by a third-party data center provider. Any failure by our third-party data center providers to timely deliver on their agreements with us would have an adverse effect on our business, operating results, financial condition, and prospects. Furthermore, we may require the data centers we lease to have certain highly specific attributes in order to effectively run our business. For example, our state-of-the art data centers may also require networking equipment, high-speed interconnects, enhanced access to power, and liquid cooling infrastructure. In some cases, these third-party data centers are required to undergo extensive retrofitting and improvement efforts, including to incorporate novel developments in our industry, which are time consuming, expensive, and less efficient than if we were to lease from spaces already designed for our operations, and which may not ultimately be successful in meeting all of our requirements. If third parties fail to successfully deliver on such performance requirements, our ability to maintain the performance of our network would be negatively impacted.
Other factors, many of which are beyond our control, that can affect the delivery, performance, and availability of our platform include:
•the development, maintenance, and functioning of the infrastructure of the internet as a whole;
•the performance and availability of third-party telecommunications services with the necessary speed, data capacity, and security for providing reliable and fast internet access and services;
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
•our ability to enter into data center agreements and leases or enter into data center acquisition agreements or joint venture agreements according to our business needs and on terms and with counterparties acceptable to us;
•our data center partners' ability to procure requisite financing on acceptable terms to finance the construction and build-out of our leased sites; and
•changing sentiment by government regulators relating to data center development, including in response to public concerns regarding electricity and water use, environmental impact and development, which may result in restrictive government regulation or otherwise impact the future construction, development or operation of additional data centers.
In addition, many of the leases we have entered into for third-party data centers have multi-year terms and fixed capacity. If we do not accurately anticipate the data center capacity required by our customers, including if they use less or more of our infrastructure than expected, we would incur additional costs due to leasing more capacity than is used and paid for by our customers or, alternatively, in seeking additional data center capacity to fulfill unexpected demand on terms that may not be economically feasible or acceptable to us, if we are able to lease additional capacity at all. We may also need to seek additional data center capacity in the event any leases with third parties are terminated or not renewed, which we may be unable to do on reasonable terms or at all.
The occurrence of any of these factors, or our inability to quickly, efficiently, and cost-effectively fix such errors or other problems that may be identified, could damage our reputation, negatively impact our relationship with our customers, or otherwise materially harm our business, operating results, financial condition, and prospects.
Currently, with our joint venture in Kenilworth, New Jersey, and in the future with new projects, we are beginning to develop our own data centers, rather than relying on third parties and, because of our limited experience in this area, we could experience unforeseen difficulties. For example, any expansion of our data center infrastructure would be complex, and unanticipated delays in the completion of those projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our platform. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade our platform or increase our costs.

Our recent growth may not be indicative of our future growth, and if we do not effectively manage our future growth, our business, operating results, financial condition, and prospects may be adversely affected.
We were founded in September 2017, launched our CoreWeave Cloud Platform in 2020, and have experienced significant growth in a short period of time. Our revenue was $5.1 billion, $1.9 billion, and $229 million, for the years ended December 31, 2025, 2024, and 2023, respectively. Investors should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our revenue may stop increasing or may decrease in the future. Even if our revenue continues to increase, our revenue growth rate is expected to decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue will depend on a number of factors, including but not limited to our ability to:
•operate and expand our cloud infrastructure, including but not limited to due to supply chain limitations, direct and third-party partner financing constraints, and data center and/or power availability;
•compete with other companies in our industry, including those with significantly greater financial, technical, marketing, sales, and other resources;
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
•strategically expand our direct sales force and efficiently leverage our existing sales capacity;
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
As many of these factors are beyond our control, it is difficult for us to accurately forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, we may be unable to maintain consistent revenue or revenue growth, the value of our stock could be volatile, and it may be difficult to achieve and, if achieved, maintain profitability. In addition, changes in the macroeconomic environment, including actual or perceived global banking and finance related issues, domestic and foreign regulatory uncertainty, changes in trade policies (including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments), labor shortages, supply chain disruptions, volatile interest rates, inflation, stagflation, spending environments, geopolitical instability, warfare and uncertainty, including the effects of the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, instability in Venezuela, weak economic conditions in certain regions, or a reduction in AI spending regardless of macroeconomic conditions may impact our growth. In addition, because we have many long-term contracts, changes in the macroeconomic environment that adversely affect our business could result in us having excess capacity that could impact our financial position.
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

A substantial portion of our revenue is driven by a limited number of our customers, and the loss of, or a significant reduction in, spending from one or a few of our top customers would adversely affect our business, operating results, financial condition, and prospects.
A substantial portion of our revenue is driven by a limited number of customers. We recognized an aggregate of approximately 67% of our revenue from our top customer, Microsoft, for the year ended December 31, 2025. We recognized an aggregate of approximately 77% of our revenue from our top two customers for the year ended December 31, 2024. We recognized an aggregate of approximately 73% of our revenue for the year ended December 31, 2023, from our top three customers. None of our other customers represented 10% or more of our revenue for the year ended December 31, 2025. In May 2025, we entered into a master services agreement with OpenAI OpCo, LLC ("OpenAI") and in September 2025, we entered into an order form under this master services agreement pursuant to which OpenAI has committed to pay us up to approximately $6.5 billion through May 31, 2031 and, as a result, we expect OpenAI to be a significant customer in future periods. Similarly, in September 2025, we entered into an order form under an existing master services agreement pursuant to which Meta Platforms, Inc. ("Meta") initially committed to pay us up to approximately $14.2 billion through December 2031 and, as a result, we also expect Meta to be a significant customer in future periods. We expect that our customer concentration with a limited number of top customers is likely to continue in future years because of the long-term nature of contracts with those customers. Any negative changes in demand from our top customers or the perception of negative changes in demand from our top customers, in their ability or willingness to perform under their contracts with us, in laws or regulations applicable to these customers or the regions in which they operate, or in our broader strategic relationship with these customers, or any failures or alleged or perceived failures to satisfy contractual requirements, would adversely affect our business, operating results, financial condition, and prospects.
We anticipate that we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future, and in some cases, the portion of our revenue attributable to certain customers may increase in the future. The composition of our customer base, including our top customers, may fluctuate from period to period given that our customer composition has changed and is expected to continue to shift significantly as our business continues to evolve and scale and as the use cases for AI continue to develop. However, we may not be able to maintain or increase revenue from our top customers for a variety of reasons, including the following:
•customers may develop their own services that may compete with our services;
•some of our customers may redesign their systems to require fewer of our services with limited notice to us and may choose not to renew or increase their purchases of our platform, solutions, and services;
•our customers may have pre-existing or concurrent relationships with, or may be, current or potential competitors that may affect such customers' decisions to purchase our platform, solutions, and services; and
•we may not be able to obtain financing on terms that are acceptable to us or at all sufficient to support the significant future capital expenditures that may be necessary to meet contractual obligations to such customers.
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

Our operations require substantial and growing capital expenditures, and we will require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital on acceptable terms, if at all, or to lower our total cost of capital, may adversely affect our business, operating results, financial condition, and prospects.
We require substantial and growing capital expenditures to support our growth and respond to business challenges. We have made significant financial investments in our business, and we intend to continue to make such investments in the future, including expenditures to procure components for, maintain, upgrade, and enhance our platform, including costs related to obtaining third-party chips and leasing and maintaining, enhancing, and expanding our data centers. While we have historically been able to fund capital expenditures from cash generated from operations, as well as equity and debt financings, factors outside of our control, including those described in this "Risk Factors" section, and particularly those under "—Risks Related to Our Indebtedness," could materially reduce the cash available from operations, impede our ability to raise additional capital, or significantly increase our capital expenditure requirements, which may result in our inability to fund the necessary level of capital expenditures to maintain and expand our operations. This could adversely affect our business, operating results, financial condition, and prospects.
Additional financing may not be available on terms favorable to us, if at all. If adequate financing is not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, financial condition, and prospects. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. There are a limited number of providers of debt, convertible debt, and equity financing and if other companies are able to offer better risk and return profiles to such parties, we may not be able to raise sufficient funds through debt, convertible debt, and equity financing in the future. Further, the current or future global macroeconomic environment could make it more difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of recently-public companies have been highly volatile as a result of multiple factors including, the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, and instability in Venezuela, inflation and stagflation, interest rate volatility, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, changing appetites for risk by investors, actual or perceived instability in the banking system, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations. Even if we are able to raise such capital, we cannot guarantee that we will deploy it in such a fashion that allows us to achieve better operating results or grow our business.
Moreover, in order to fund investments in our infrastructure, we have pioneered and scaled innovative financing structures that have enabled us to grow our business through timely and flexible access to capital. While we expect our cost of capital to continue declining as we benefit from economies of scale and increasingly are able to access lower cost forms of financing, including asset-backed securitizations and rated parent-level debt, our ability to lower our cost of capital depends upon a number of factors, many of which are beyond our control, including broader macroeconomic conditions. If we are unable to continue lowering our cost of capital, our ability to effectively compete, especially with larger competitors that have greater financial and other resources, as well as our operating results, financial condition, and business, may be adversely impacted.
In order to meet the demand for AI cloud infrastructure services, we and our partners may need to expand existing data centers through development projects or add new data centers through construction projects, each of which is a complex and capital-intensive undertaking.
In order to meet the demand for cloud infrastructure, we have expanded, and may continue to expand existing data center campuses, lease new data center facilities or acquire suitable land to build new data centers. These development and construction projects are highly complex, capital-intensive and require a combination of scale, speed and advanced technology. Execution of these projects is extremely difficult and has multiple potential failure points that expose us to many risks, either directly or indirectly through delays or increased partner costs that are passed on to us, which could have a material, adverse effect on our operating results, financial condition, and prospects. Some of the risks associated with these projects include:
•construction delays from us or our partners;

•lack of availability and delays for data center equipment, including items such as GPUs, CPUs, memory, power distribution units, switchboards, breakers, cables, and cooling equipment;
•coordination with and dependence on our third-party partners that are responsible for numerous critical aspects of these projects and may take actions that are not within our control;
•the need to raise funds directly or indirectly to finance these capital-intensive projects through debt and equity financings, which may not be available to us in a sufficient amount or on reasonable terms (and our third party partners may face similar issues, which may affect us);
•increased prices or lack of availability of construction supplies, raw materials and data center equipment that either affect us indirectly through our partners or directly;
•availability of skilled labor who are able to effectively and safely work with advanced technology in demanding construction environments, as well as the potential for labor disputes and work stoppages with contractors and subcontractors used by us or our third party partners;
•environmental issues or other issues with a specific site;
•delays related to obtaining necessary permits from government agencies and utility companies;
•availability of suitable sites with access to all of the features that are needed for a successful data center, such as access to power. and
•other delays stemming from the difficulties of large development and construction projects involving expensive technology.
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
Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our platform, solutions, and services grows. As sales of our platform grow, we will need to devote additional resources to expanding, improving, and maintaining our infrastructure and integrating with third-party hardware, software, and applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, to serve our growing customer base, and to improve our IT and financial infrastructure, operating and administrative systems, and our ability to effectively manage headcount, capital and processes, including by reducing costs and inefficiencies. Any failure of, or delay in, these efforts could result in impaired system performance and reduced customer satisfaction, which would negatively impact our revenue growth and our reputation. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop, and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. In some circumstances, we may also determine to scale our technology through the acquisition of complementary businesses and technologies rather than through internal development, which may divert management's time and resources. To the extent that we do not effectively scale our operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our services, we will not be able to grow as quickly as we anticipate, our customers may reduce or terminate use of our platform and we will be unable to compete as effectively and our business, operating results, financial condition, and prospects will be adversely affected.
We continually work to upgrade and enhance our platform, solutions, and services in response to customer demand and to keep up with technological changes. Part of this process entails cycling out older components of our infrastructure and replacing them with the latest technology available. This requires us to make certain estimates with respect to the useful life of the components of our infrastructure and to maximize the value of the components of our infrastructure, including our GPUs, to the fullest extent possible. We cannot guarantee that our estimates will be accurate or that our attempts at maximizing value will be successful. Any changes to the significant assumptions underlying our estimates or to the estimates of our components' useful lives, or any inability to redeploy components of our existing infrastructure to extend past their contracted life could significantly affect our business, operating results, financial condition, and prospects.
Our platform must also integrate with a variety of network, hardware, storage, and software technologies, and we need to continuously modify and enhance the capabilities of our platform to adapt to changes and innovation in these technologies. If our customers widely adopt new technologies, we may need to redesign parts of our platform to work with those new technologies. These development efforts may require significant engineering, operations, marketing, and sales resources, all of which would affect our business, operating results, financial condition, and prospects. Any failure of our infrastructure's capabilities to operate effectively with future technologies and software platforms could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete, and our business may be harmed.
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
As part of our growth strategy, we seek to attract and acquire customers developing, deploying and operating advanced AI models and applications, such as AI, machine learning, and automated decision-making technologies, including proprietary AI algorithms and models (collectively, "AI Technologies").
AI has been developing at a rapid pace, and continues to evolve and change. As demand continues for AI services, AI providers, including our customers, have sought increased compute capacity to enable advancements in their AI models and service the demands of end users. We cannot predict whether additional computing power will continue to be required to develop larger, more powerful AI models and products, or if the practical limits of AI technology will plateau in the future regardless of available compute capacity. For example, demand may decrease significantly for centralized computing power at large data centers if there is either a trend towards increased use of computing power for AI from personal mobile devices or a trend towards smaller data centers located closer to end users. Further, there have been recent advancements in AI technology, including open-source AI models, that may lead to compute and other efficiencies that may impact the demand for AI services, including our platform, solutions, and services, which may adversely impact our revenue and profitability. In the event that existing scaling laws do not continue to apply as they have in the past, demand by our customers for compute resources, including our solutions and services, may not continue to increase over time, or may decrease if overall demand for AI is impacted by a lack of further technological development. If we are unable to keep up with the changing AI landscape or in developing services to meet our customers' evolving AI needs, or if the AI landscape does not develop to the extent we or our customers expect, our business, operating results, financial condition, and prospects may be adversely impacted.
Additionally, we may incur significant costs and experience significant delays in developing new solutions and services or enhancing our current platform to adapt to the changing AI landscape, and may not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while we believe that AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain. Further, market acceptance, understanding, and valuation of solutions and services that incorporate AI Technologies are uncertain and the perceived value of AI Technologies used and/or provided by our customers could be inaccurate. If AI is not broadly adopted by enterprises to the extent we expect, or if new use cases do not arise, then our opportunity may be smaller than we expect. Further, if the consumer perception and perceived value of AI Technologies is inaccurate this could have a material adverse effect on our customers, which in turn could have a material adverse effect on our business, operating results, financial condition, and prospects.
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
Furthermore, the rapid pace of innovation in the field of AI has led to developing and evolving regulatory frameworks globally, which are expected to become increasingly complex as AI continues to evolve. Regulators and lawmakers around the world have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Regulations related to AI Technologies have been introduced in the United States at the federal level and are also enacted and advancing at the state level. The difficulty of achieving compliance is exacerbated by conflicting regulations in different jurisdictions without a unified set of regulations. Conflicting regulations and new regulations may impact our customers' ability to develop, use and commercialize AI Technologies, which would impact demand for our platform, solutions, and services and may affect our business, operating results, financial condition, and prospects.
AI and related industries, including cloud services, are under increasing scrutiny from regulators due to their concerns about market concentration, anti-competitive practices, environmental harm, misuse of AI (including through the use of deepfakes), and the pace of partnerships and acquisitions involving generative AI startups. As the industry continues to grow, transactions and business conduct by us, our customers and our suppliers will likely continue to draw scrutiny from regulators. Our customers may become subject to further AI regulations, including any restrictions on the total consumption of compute technology, which could cause a delay or impediment to the commercialization of AI technology and could lead to a decrease in demand for our customers' AI infrastructure needs, and may adversely affect our business, operating results, financial condition, and prospects.
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
•any power outages, shortages, supply chain issues, capacity constraints, or significant decreases in the availability of power or increases in the cost of securing power;
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, increased risk of inflation, stagflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the United States government shutdown in October and November of 2025, interest rate volatility, supply chain disruptions, labor shortages, increases in energy costs and potential global recession;
•the impact of natural or man-made global events on our business, including wars and other armed conflict, such as the conflicts in the Middle East and Ukraine, tensions between China and Taiwan and instability in Venezuela;
•changes in our and our customers' legal or regulatory environments, including developments in regulations relating to AI and high performance computing;

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
The market for AI cloud infrastructure and software is intensely competitive and is rapidly evolving, characterized by changes in technology, customer requirements, industry standards, regulatory developments, and frequent introductions of new or improved solutions and services. We expect to continue to face intense competition from current competitors, including as our competitors complete strategic acquisitions, release new products or services, or form cooperative relationships, or as customer requirements evolve, as well as from new entrants into the market. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we would experience a decline in revenue or reduced revenue growth, and loss of market share that could adversely affect our business, operating results, financial condition, and prospects.

Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:
•any power outages, shortages, supply chain issues, capacity constraints, or significant increases in the cost of securing power or decreases in the availability of power;
•our ability to finance additional data center capacity while competing with companies in our industry that have stronger ratings from credit agencies or who have the financial support of partners with stronger ratings from credit agencies;
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
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including any slowdown in technology spending due to changing commercial priorities or U.S. and general global macroeconomic conditions;
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
•our ability to secure necessary financing to support our business on terms acceptable to us or at all;
•deferral of orders from customers in anticipation of new or enhanced solutions and services announced by us or our competitors;
•significant security breaches of, technical difficulties with, or interruptions to the use of our platform, including data security;
•the timing and costs related to the development or acquisition of technologies or businesses or entry into strategic partnerships;
•our ability to execute, complete, or efficiently integrate any acquisitions that we may undertake;
•increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we pursue or consummate;
•our ability to increase the size, productivity, and coordination of our sales teams;
•decisions by potential customers to purchase cloud infrastructure and associated services from larger, more established technology companies or new market entrants;
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
•our ability to comply with applicable domestic and international regulations and laws and to obtain the necessary licenses and permits to conduct our business;
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, increased risk of inflation, stagflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the United States government shutdown in October and November of 2025, interest rate volatility, supply chain disruptions, labor shortages, and potential global recessions; and
•the impact of natural or man-made global events on our business, including outbreaks of contagious diseases or pandemics and wars and other armed conflicts, such as the conflicts in the Middle East and Ukraine, the tensions between China and Taiwan, and instability in Venezuela.
Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. Key competitors that offer general purpose cloud computing services as part of a broader, diversified product portfolio include Amazon (AWS), Google (Google Cloud Platform), Microsoft (Azure), and Oracle, a number of which are also our current customers. Our competitors may be able to devote significantly greater resources to the development, promotion, and sale of their solutions and services than we can, and they may offer lower pricing than we do or bundle certain competing solutions and services at lower prices. Our competitors may also have greater resources for research and development of new technologies, customer support, and to pursue acquisitions, and they have other financial, technical, or other resource advantages. Our competitors may engage in business practices that make our products and services more difficult to transition to or more expensive (for example, by charging data egress fees). Our larger competitors have substantially broader and more diverse solution and service offerings and more mature distribution and go-to-market strategies, which allows them to leverage their existing customer relationships and any distributor relationships to gain business in a manner that discourages potential customers from purchasing our platform. Further, our current and future competitors may include our customers and suppliers. If any of these customers or suppliers were to cease purchasing services from us or supplying us with components. our business, operating results, financial condition, and prospects would be adversely affected.
Conditions in our market could change rapidly and significantly as a result of technological advancements, including but not limited to increased advancements and proliferation in the use of AI and high performance computing, partnerships between or acquisitions by our competitors, or continuing market consolidation, including consolidation of potential or existing customers with our competitors. Some of our competitors have recently made or could make acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions and services than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and operating margin, increased net losses, and loss of market share.
Even if there is significant demand for specialized AI cloud infrastructure services like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in general purpose cloud solutions and services that are already generally accepted as necessary components of an organization's operational architecture, we may face a decline or have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other cloud infrastructure providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of purchasing our solutions and services for a variety of reasons. If we are unable to compete successfully, or if competing successfully requires us to take aggressive action with respect to pricing or other actions, our business, operating results, financial condition, and prospects would be adversely affected.
A network or data security incident against us, or our third-party providers, whether actual, alleged, or perceived, could harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, financial condition, and prospects.
Companies are subject to an increasing number, and wide variety, of attacks on their networks on an ongoing basis. Traditional computer "hackers," malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud or bad actors, theft or misuse, denial of service attacks, misconfigurations, bugs, or other vulnerabilities in commercial software that is integrated into our (or our suppliers' or service providers') IT systems, and sophisticated nation-state sponsored actors engage in cyber intrusions and attacks that create risks for our infrastructure and the data, including personal information, which it hosts and transmits. State-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts. Additionally, bad actors often utilize AI-based tools to execute sophisticated attacks at a low cost to them, creating unprecedented cybersecurity challenges. We may be a valuable target for cyberattacks given our size, increased awareness of our company since our initial public offering and the critical data which we host and transmit.
Although we have implemented security measures designed to prevent such attacks, including mandating training for our employees, continuing to hire personnel with cybersecurity expertise, and reviewing our third-party providers' security measures, we cannot guarantee that such measures will operate effectively to protect our and our third-party providers' infrastructure, systems, networks, and physical facilities from breach due to the actions of outside parties or human error, malfeasance, insider threats, system errors or vulnerabilities, insufficient cybersecurity controls, a combination of the foregoing, or otherwise, and as a result, an unauthorized party may obtain access to our, our third-party providers' or our customers' systems, networks, or data. The techniques used to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently and are often unrecognizable until launched against a target, and therefore we may be unable to anticipate these techniques and implement adequate preventative measures. Our servers may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Protecting our own assets has become more expensive and these costs may increase as we gain more assets and as the threat landscape increases, including as a result of bad actors misusing AI. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. These risks are exacerbated by developments in generative AI. A breach in our or our third-party providers' data security or an attack against our platform could and have impacted our infrastructure and systems, creating system disruptions or slowdowns and providing access to malicious parties to information hosted and transmitted by our infrastructure, resulting in data, including the data of our customers, being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and reputational harm and adversely affect our financial condition. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. If compromised, our own systems could be used to facilitate or magnify an attack. Further, the increase in remote work by companies and individuals in recent years has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. Finally, we have acquired and expect to continue to acquire companies with cybersecurity vulnerabilities or unsophisticated security measures, which exposes us to significant cybersecurity, operational and financial risks.
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

Although we maintain cybersecurity insurance, there can be no guarantee that any or all costs or losses incurred will be partially or fully recouped from such insurance or that applicable insurance in the future will be available on economically reasonable terms or at all. Furthermore, our insurance coverage may not extend to all risks we face.
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
Further, from time to time, government entities (including law enforcement bodies) may in the future seek our assistance with obtaining access to our customers' data. Although we strive to protect the privacy of our customers, we may be required from time to time to provide government entities with access to customer data. In light of our privacy commitments, although we may legally challenge law enforcement requests to provide access to our systems or other customer content, we may nevertheless face complaints that we have provided information improperly to law enforcement or in response to non-meritorious third-party complaints. We may experience adverse political, business, and reputational consequences, to the extent that we do not provide assistance to or comply with requests from government entities in the manner requested or challenge those requests publicly or in court or provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. Any such disclosure could significantly and adversely impact our business and reputation.

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
We incurred net losses of $1.2 billion, $863 million, and $594 million for the years ended December 31, 2025, 2024, and 2023, respectively, and we may not achieve or, if achieved, sustain profitability in the future. As of December 31, 2025, we had an accumulated deficit of $2.6 billion. While we have historically experienced significant growth in revenue over the last three years, we cannot predict whether we will maintain this level of growth or when we will achieve positive net income. We also expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, continuing to invest in the technology infrastructure underlying our platform and data center expansion, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations and new verticals, which will negatively affect our operating results if our total revenue does not increase.
Our operating efficiencies may decrease as we continue to scale, and our revenue growth may slow or become negative as we mature. Our revenue could also decline for a number of other reasons, including reduced demand for our offerings, increased competition, a decrease in the growth or reduction in size of our overall market, an inability to obtain future financing on acceptable terms, or if we cannot capitalize on growth opportunities, including acquisitions and through new and enhanced solutions and services. Furthermore, if we fail to maintain or increase our revenue to offset increases in our operating expenses or manage our costs as we invest in our business, including if we do not maintain or improve our operating efficiencies, we may not achieve or sustain profitability, and if we cannot achieve and sustain profitability, our business, operating results, financial condition, and prospects will be adversely affected.
We make substantial investments in our technology and infrastructure and unsuccessful investments could materially adversely affect our business, operating results, financial condition, and prospects.
The industry in which we compete is characterized by continuous, rapid technological change, modifications in customer requirements, frequent new product and service introductions and enhancements, short product cycles, and evolving industry standards. In order to remain competitive, we have made, and expect to continue to make, significant investments in our technology, solutions, and infrastructure. If we fail to further develop our platform or develop new and enhanced solutions, services, and technologies, if we focus on technologies, products, or services that do not become widely adopted, or if new competitive technologies or industry standards that we do not support become widely accepted, demand for our solutions and services may be reduced. Increased investments in technology and infrastructure or unsuccessful improvement efforts could cause our cost structure to fall out of alignment with demand for our solutions and services, which would have a negative impact on our business, operating results, financial condition, and prospects.

Our platform is complex and performance problems or defects associated with our platform may adversely affect our business, operating results, financial condition, and prospects.
It may become increasingly difficult to maintain and improve our platform performance, especially during peak demand spikes and as our customer base grows and our platform becomes more complex. If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time or at all or if our platform's performance declines, we could experience a loss of customers, lost or delayed market acceptance of our platform, delays in payment to us by customers or issuance of credits to impacted customers, injury to our reputation and brand, warranty and legal claims against us, significant cost of remedying these problems, and the diversion of our resources. For example, in the past, we have experienced, and we may in the future experience, insufficient power to service a customer's project, which instance was viewed as a performance issue, and have been required to provide service credits to that customer due to resulting performance issues. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, operating results, financial condition, and prospects, as well as our reputation, may be adversely affected.
Further, the hardware and software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new technologies, solutions and services are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors may be detected in the future by us or our customers. We cannot ensure that our platform, including any new solutions and services that we release, will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention, or other performance issues, all of which could harm our business. We also rely on third-party suppliers for the most significant components of the equipment we use to operate our infrastructure. These third-party suppliers may also experience defects or errors in the products that we utilize in our platform, which would impact our platform and may result in performance problems or service interruptions. The costs incurred in correcting any such defects or errors, including those in third-party components, may be substantial and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could similarly harm our business.
In addition, most of our customer agreements and terms of service contain service level commitments. If we are unable to meet the stated service level commitments due to performance problems or defects, we may be contractually obligated to provide the affected customers with service credits or refunds, which could significantly affect our revenue in the periods in which any issues occur and the credits or refunds are applied. As a result of degradation of service and interruptions to our platform, we have provided, and may continue to provide, service credits and/or refunds to certain of our affected customers with whom we had service level commitments. We could also face customer terminations due to an inability to meet our service level commitments. These terminations could force us to provide refunds of prepaid amounts, or make other payments to the customer, or result in our failure to receive future payments under the associated contract, which could significantly affect both our current and future revenues. Any service level failures would harm our reputation, business, operating results, financial condition, and prospects.
Any failure of our IT systems or those of one or more of our IT service providers, business partners, vendors, suppliers, or other third-party service providers, or any other failure by such third parties to provide services to us may negatively impact our relationships with customers and harm our business.
Our business depends on various IT systems (custom built, third party and open source) and outsourced IT services. We rely on third-party IT service providers, business partners, vendors, and suppliers to provide critical IT systems, corporate infrastructure, and other services and are, by necessity, dependent on them to adequately address cybersecurity threats to, and other vulnerabilities, defects, or deficiencies of or in their own systems. This includes infrastructure such as electronic communications, collaboration platforms, finance, marketing, recruiting and other business platforms and services such as IT network development and network monitoring, and third-party data center hosting of our systems for our internal and for our customers' use. We do not own or control the operation of the third-party facilities or equipment used to provide such services. Our third-party vendors and service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, including with respect to service levels and cost, or at all, we may be required to transition to a new provider, and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate or any prior notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such vendors, the nature and extent of which are difficult to predict, may harm our business. Since we cannot easily switch vendors without incurring expenses, diverting our management's and other employees' attention, and making other business trade-offs, any disruption with respect to our current providers would impact our operations and our business may be harmed. Furthermore, our disaster recovery systems and those of such third parties may not function as intended or may fail to adequately protect our or our customers' business information in the event of a significant business interruption. Any termination, failure, or other disruption of any of such systems or services of our third-party IT providers, business partners, vendors, and suppliers could lead to expenses, delays, operating inefficiencies, or disruptions, which could harm our business, operating results, financial condition, and prospects.
We have a limited operating history at our current scale, which makes it difficult to evaluate our current business and prospects and increases the risks associated with investment in our Class A common stock.
We have a relatively short history operating our business at our current scale and have grown rapidly during that time. We were founded in September 2017 and launched our CoreWeave Cloud Platform in 2020. Moreover, prior to 2022, we had limited revenue, most of which was derived from our past crypto mining offerings, which were discontinued. Our limited operating history, including our limited history of selling our current AI cloud services offerings, the dynamic and rapidly evolving market in which we sell our platform, the concentration of our revenue from a limited number of customers, our capital expenditure needs, and our limited number of suppliers, as well as numerous other factors beyond our control, may make it difficult to evaluate our current business, prospects and other trends. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable or established market. If our assumptions regarding these risks and uncertainties are incorrect or change due to fluctuations in our markets, any material reduction in AI or high performance computing spending, changes in demand for specialized AI cloud infrastructure services, or otherwise, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business, operating results, financial condition, and prospects would be adversely affected. We cannot offer any assurance that we will be successful in addressing these and other challenges we may face in the future. The risks associated with having a limited operating history may be exacerbated by current macroeconomic and geopolitical conditions discussed herein.
We have a limited history selling access to our platform under our current business model and are continuing to scale our operations and evolve our go-to-market strategy, which may make it difficult to evaluate our business and prospects and increase the risks associated with an investment in our Class A common stock.
We have a limited history selling access to our AI infrastructure cloud services and proprietary managed software and application services through our CoreWeave Cloud Platform under our current business model and we are continuing to scale our operations and evolve our go-to-market strategy. We currently sell access to our platform either through committed contracts, which are take-or-pay, or on-demand, which are pay-as-you-go. For the years ended December 31, 2025, 2024, and 2023, committed contracts accounted for over 98%, 96% and 88% of our revenue, respectively. There is no guarantee that in the future customers will continue to be willing to enter into, and that the industry will continue to support, a take-or-pay model, and any move towards a pay-as-you-go and other consumption-based models will impact our ability to forecast our expected cash flows and operating results, impact our margins, and affect our business, operating results, financial condition, and prospects. Moreover, our committed contracts typically include a prepayment from our customers prior to them receiving access to our services. As of December 31, 2025, 2024, and 2023, the weighted-average prepayment across all our active contracts was 15% to 25% of the TCV. The level of prepayments we receive from customers may fluctuate over time as we continue to scale our operations and evolve our go-to-market strategy, customer base, and the use cases for our platform. Moreover, any changes in the timing or level of customer payments, including prepayments, would impact our cash flows. Furthermore, scaling our operations and evolving our go-to-market strategy may take more time and require more effort to implement than anticipated and may have results that are difficult to predict which could result in decreased revenue from our customers and could affect our ability to achieve profitability. Our business and pricing models have not been fully proven, and we have only a limited operating history with our current business and pricing models to evaluate our business and prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. Moreover, our historical revenue growth should not be considered indicative of our future performance.
If we are unable to attract new customers, retain existing customers, and/or expand sales of our platform, solutions, and services to such customers, we may not achieve the growth we expect, which would adversely affect our business, operating results, financial condition, and prospects.
In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our platform. We may experience difficulties demonstrating to customers the value of our platform and any new solutions and services that we offer. As we develop and introduce new solutions and services and add new and upgraded components of our platform (such as our expected deployment of the NVIDIA Rubin platform in the second half of 2026), we face the risk that customers may not value or be willing to adopt these newer offerings, and may forgo adopting one or more newer generations of our existing offerings. Regardless of the improved features or superior performance of the newer offerings, customers may be unwilling to adopt our platform due to design or pricing constraints, among other reasons. Even if customers choose to adopt our platform or new solutions and services that we develop, they may be slow to do so. Because of the extensive time and resources that we invest in research and development, if we are unable to sell new solutions and services, our revenue may decline and our business, operating results, financial condition, and prospects could be negatively affected. Historically, we have used an internal sales team that is focused on responding to inbound inquiries, outbound prospecting targeting specific customers, expanding sales of our platform to existing customers, and expanding our revenue in specific markets to drive revenue growth. If our sales team is not successful at growing our customer base, our future growth will be impacted.
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
•decreased spending on specialized AI cloud infrastructure services or AI or high performance computing development generally;
•deteriorating general economic and geopolitical conditions;
•future governmental regulation, which could adversely impact growth of the AI sector;
•negative media, industry, or financial analyst commentary regarding our company, our platform, AI, and the identities and activities of some of our customers;
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
Some of our customer contracts are on-demand and pay-as-you-go based on our terms of service. As a result, customers with on-demand arrangements do not commit to a specific contractual period, and are permitted to terminate their contracts or decrease usage of our services with limited notice. Any service terminations could cause our operating results to fluctuate from period to period. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers' satisfaction with the security, performance, and reliability of our platform, our prices and usage plans, our customers' AI development and use and related budgetary restrictions, the perception that competitive solutions and services provide better or less expensive options, negative public perception of us or our customers, and deteriorating general economic conditions.
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
We have grown, and may continue to grow, our direct sales force and our sales efforts have historically depended on the significant direct involvement of our senior management team, including Michael Intrator, our Chief Executive Officer, President, and Chairman of our board of directors. The successful execution of our strategy to increase our sales to existing customers, identify new potential customers, expand our customer base, and enter new U.S. and non-U.S. markets will depend, among other things, on our ability to successfully build and expand our sales organization and operations. We appointed our Chief Revenue Officer in October 2025 and have dedicated, and plan to continue to dedicate, significant resources to sales and marketing programs and to expand our sales and marketing capabilities to target additional potential customers and achieve broader market adoption of our platform. However, there is no guarantee that we will be successful in attracting and maintaining additional customers. Moreover, identifying, recruiting, training, and managing sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, operating results, financial condition, and prospects in the short and long term.
In order to successfully scale our current top-down sales model and as AI use cases expand, we may need to increase the size of our direct sales force, both in the United States and outside of the United States, while preserving the cultural and mission-oriented elements of our company. If we do not hire a sufficient number of qualified sales personnel or if the sales personnel that we retain are not coordinated to achieve our goals, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, particularly in light of our current sales model, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. In addition, we have invested, and may need to continue investing, significant resources in our sales operations to enable our sales organization to run effectively and efficiently, including supporting sales strategy planning, sales process optimization, data analytics and reporting, and administering incentive compensation arrangements. Furthermore, hiring personnel in new countries requires additional setup and upfront costs that we may not recover if those personnel fail to achieve full productivity in a timely manner. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. We periodically make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure and implement the compensation of our sales organization may be disruptive or may not be effective and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business, operating results, financing condition, and prospects may be significantly harmed.
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
Although we currently generate the majority of our revenue from large, established customers in the AI industry, we intend to increase the number of our customers over time, including customers in their early stages and/or private companies that may have increased risk of insolvency, bankruptcy, or other issues impacting their creditworthiness. For example, in March 2025, we entered into a master services agreement with OpenAI, a private company, pursuant to which OpenAI has committed to pay us up to approximately $11.9 billion through October 2030. Other significant customers include Microsoft and Meta. Our business is, and may in the future be, subject to the risks of non-payment and non-performance by these customers, which risk is heightened given that a substantial portion of our revenue is currently, and is expected for the foreseeable future to be, driven by a limited number of customers. We manage our exposure to credit risk through receipt of prepayments under our committed contracts, credit analysis and monitoring procedures, and may use letters of credit, prepayments, and guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, it could negatively affect our business, operating results, financial condition, and prospects. In addition, some of our customers may be highly leveraged and subject to their own operating, financial and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience risks of non-payment and non-performance in our dealings with such parties. In such event, we may have excess capacity and may remain responsible for expenditures for components, infrastructure, and data center leases and build-outs, as well as related financing that we have undertaken for which we may not receive corresponding revenue. No assurance can be made that customers that we believe to be credit-worthy will continue to be credit-worthy in the future. We do not currently maintain credit insurance to insure against customer credit risk. If our customers fail to fulfill their contractual obligations, it may have an adverse effect on our business, operating results, financial condition, and prospects.
Our long-term success depends, in part, on our ability to expand the sale of our platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, financial condition, and prospects.
We generate a small portion of our revenue outside of the United States, and conduct our business activities in various foreign countries, where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. Such risks could have a material adverse effect on our business, operating results, financial condition, and prospects and could include:
•slower than anticipated demand for AI and high performance computing solutions offered by existing and potential customers outside the United States and slower than anticipated adoption of specialized AI cloud-based infrastructures services by international businesses;

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
•requirements and costs of localizing our platform;
•lack of acceptance of localized solutions and services;
•the need to make significant investments in personnel, solutions, and infrastructure, typically well in advance of revenue generation;
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
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, data privacy, anti-corruption, import/export, antitrust, ESG requirements, data transfer, storage and protection, and industry-specific laws and regulations, including regulations related to AI;
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
•natural disasters, acts of war, terrorism, or pandemics, including the armed conflicts in the Middle East and Ukraine, tensions between China and Taiwan, and instability in Venezuela;
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
Our go-to-market approach currently focuses on a top-down sales model to drive demand and pipeline from a limited number of large AI labs and AI enterprises. Sales to such customers involve longer and more unpredictable sales cycles. Such customers often view the purchase of our platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises in particular, often undertake a significant evaluation process that further lengthens our sales cycle.
Our direct sales team develops relationships with our customers, and works on account penetration, account coordination, sales, and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Cloud infrastructure capacity purchases are frequently subject to budget constraints, multiple levels of approvals within an organization, and unanticipated administrative, processing, and other delays. As a result, it is difficult to predict whether and when a sale will be completed. The failure of our efforts to secure sales after investing resources in a lengthy sales process would adversely affect our business, operating results, financial condition, and prospects.
The sales prices of our offerings may decrease, which may reduce our revenue and margins and adversely affect our business, operating results, financial condition, and prospects.
We have limited experience with respect to determining the optimal prices for our platform. As the market for cloud infrastructure and AI and high performance computing solutions matures, or as new competitors introduce new infrastructure solutions or services that are similar to or compete with ours, we may be unable to effectively optimize our prices through increases or decreases or attract new customers at our offered prices or based on the same pricing model as we have used historically. Further, competition continues to increase in the market segments in which we participate, and we expect competition to materially increase in the future, thereby leading to additional pricing pressures. Larger competitors with more diverse offerings may reduce the price of any offerings that compete with ours or may bundle them with other solutions and services that are not available to us. This could lead our customers to demand greater price concessions or additional functionality at the same price levels. As a result, in the future we may be required to reduce our prices or provide more features and services without being able to recoup our investment with corresponding increases in price, which would adversely affect our business, operating results, financial condition, and prospects.
Existing and future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value, and adversely affect our business, operating results, financial condition, and prospects.
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, we have recently announced a number of acquisitions. Our ability as an organization to acquire and integrate other companies, services, or technologies in a successful manner is not guaranteed.
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
In addition, if we are unsuccessful at integrating existing and future acquisitions, or the technologies and personnel associated with such acquisitions, into our company, the business, operating results, financing condition, and prospects of the combined company could be adversely affected. For example, in November 2025, we acquired Monolith AI Limited, a pioneer in applying artificial intelligence and high performance computing to solve complex physics and engineering challenges. There can be no assurance that we will be successful in our efforts to integrate Monolith AI Limited, its employees, and its products into our platform. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting (including goodwill) charges. Additionally, integrations could take longer than expected, or we may fail to achieve the desired efficiencies.
We have, and may in the future have, to pay cash, incur debt, issue equity securities or provide computing services, to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of convertible debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
•failing to achieve the expected benefits of the acquisition or investment at all or within the anticipated time frame; and
•litigation or other claims in connection with the acquired company, including claims from or against terminated employees, customers, current and former stockholders, or other third parties.
Our failure to address these risks or other problems encountered in connection with acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, including any anticipated cost savings and operations or growth opportunities, cause us to incur unanticipated liabilities, and harm our business generally.

We have in the past, and may in the future, enter into collaborations or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties or if these third parties fail to deliver certain operational services, our business, operating results, financial condition, and prospects could be adversely affected.
We have in the past, and may in the future, enter into collaborations or strategic alliances with third parties in connection with the development, operation, and enhancements to our platform and the provision of our solutions and services. For example, in January 2026, we announced that we entered into a collaboration framework with NVIDIA Corporation to expand our long-standing complementary relationship to advance AI adoption at global scale. Identifying strategic relationships with third parties, and negotiating and documenting relationships with them, may be time-consuming and complex and may distract management. Moreover, we may be delayed, or may not be successful, in achieving the objectives that we anticipate as a result of such strategic relationships. In evaluating counterparties in connection with collaborations or strategic alliances, we consider a wide range of economic, legal, and regulatory criteria depending on the nature of such relationship, including the counterparties' reputation, operating results, and financial condition, operational ability to satisfy our and our customers' needs in a timely manner, efficiency and reliability of systems, certifications costs to us or to our customers, and licensure and compliance status. Despite this evaluation, third parties may still not meet our or our customers' needs which may adversely affect our ability to deliver solutions and services to customers and may adversely impact our business, operating results, financial condition, and prospects. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent such third party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete or to grow our revenue could be impaired and our business, operating results, financial condition, and prospects could be adversely affected.
The anticipated benefits of potential joint ventures may not be fully realized or take longer to realize than expected. In addition, our joint venture investments could expose us to risks and liabilities in connection with the formation of new joint ventures, the operation of such joint ventures without sole decision-making authority, and our reliance on joint venture partners who may have economic and business interests that are inconsistent with our business interests.
We have in the past, and may in the future, enter into joint ventures in the future, including to develop and operate data centers. Certain sites that are intended to be utilized in joint ventures require investment for development. For example, in June 2025, we entered into a joint venture with a third-party infrastructure developer, to support the acquisition and development of a multi-phase data center campus in Kenilworth, New Jersey. The success of these joint ventures will also depend, in part, on the successful development of the data center sites, and we may not realize all of the anticipated benefits. Such development may be more difficult, time-consuming, or costly than expected and could result in increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy, which could materially impact our business, operating results, financial condition, and prospects. Additionally, if it is determined these sites are no longer desirable for the joint ventures, we would need to adapt such sites for other purposes.
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
Our ownership stake in the Kenilworth, New Jersey joint venture, and any future acquisitions that include real property, subject us to the general risks associated with the ownership of real property.
We currently lease all of our existing data centers and offices. We also have an ownership stake in a joint venture that is developing a multi-phase data center campus in Kenilworth, New Jersey. In the future, we could make additional acquisitions that include real property. As a result of our ownership stake in the Kenilworth, New Jersey joint venture and any future acquisition, we are subject to the general risks associated with the ownership of real property, including:
•changes in governmental laws and regulations, including the Americans with Disabilities Act and zoning ordinances, and the related costs of compliance;
•increased upfront costs of purchasing real property;
•the ongoing need for repair, maintenance and capital improvements;
•natural disasters, including earthquakes, storms, wildfires and floods, and acts of war or terrorism;
•general liability, property and casualty losses, some of which may be uninsured;
•liabilities for clean-up of undisclosed environmental contamination and real property title claims; and
•liabilities incurred in the ordinary course of business, including delays and expenses relating to obtaining permits from municipal and other governmental authorities.

If negative publicity arises with respect to us, our employees, our third-party suppliers, service providers, or our partners, our business, operating results, financial condition, and prospects could be adversely affected, regardless of whether the negative publicity is true.
Negative publicity about our company or our platform, solutions, or services, even if inaccurate or untrue, could adversely affect our reputation and the confidence in our platform, solutions, or services, which could harm our business, operating results, financial condition, stock price, and prospects. Harm to our reputation can also arise from many other sources, including employee misconduct, which we have experienced in the past, and misconduct by our partners, consultants, suppliers, and outsourced service providers. Additionally, we could suffer harm to our reputation by negative publicity about our competitors or AI generally that could become associated with us and that could diminish the perception of our company and our solutions. Finally, negative publicity with respect to our partners or service providers could also affect our business, operating results, financial condition, and prospects to the extent that we rely on these partners or if our customers or prospective customers associate our company with these partners.
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

Furthermore, there can be no assurance that we will be able to hire or retain sufficient skilled support personnel as and when needed, particularly if our sales exceed our internal forecasts. We expect to increase the number of our customers, and that growth may put additional pressure on our customer support and cloud operations services teams. Our customer support and cloud operations services teams may need additional skilled personnel to respond to customer demand. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for services. To the extent that we are unsuccessful in hiring, training, and retaining adequate and effective support resources, our ability to provide high-quality and timely support to our customers will be negatively impacted, and our customers' satisfaction and their purchase of our infrastructure offerings could be adversely affected.
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
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization as well as members of our board of directors. The loss of key personnel, particularly Michael Intrator, our Chief Executive Officer, President, and Chairman of our board of directors, Brian Venturo, our Chief Strategy Officer, and Brannin McBee, our Chief Development Officer, (collectively, our "Co-Founders"), as well as certain of our key marketing, sales, finance, support, network development, people team, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.
Competition for highly skilled personnel is intense, especially in the New York City, San Francisco Bay, and Seattle areas where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. More generally, the technology industry, and the cloud infrastructure industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing infrastructure and related services. Moreover, the industry in which we operate generally experiences high employee attrition. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, in recent years, recruiting, hiring, and retaining employees with expertise in the AI computing industry has become increasingly difficult and expensive as the demand for AI computing infrastructure has increased as a result of the increase in AI and high performance computing development, deployment, and demand. We may be required to provide more training to our personnel than we currently anticipate. Further, labor is subject to external factors that are beyond our control, including our industry's highly competitive market for skilled workers and leaders, cost inflation, overall macroeconomics, and workforce participation rates. Should our competitors recruit our employees, our level of expertise and ability to execute our business plan would be negatively impacted.
The construction, expansion, retrofitting, and operation of data center facilities require specialized labor, including electricians, mechanical engineers, HVAC technicians, commissioning specialists, and other skilled personnel. The availability of such labor may be constrained due to labor shortages, increased competition, union requirements, or regional labor market conditions. Any inability to secure sufficient skilled labor on acceptable terms could delay the completion of new data center projects, increase costs, negatively affect build quality, or impair our ability to timely deploy capacity, which could adversely affect our business, operating results, financial condition, and prospects.
Additionally, many of our key personnel are vested in a substantial number of shares of our common stock, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested RSUs, RSAs, or options have significantly appreciated in value relative to the original purchase prices of the shares, exercise price of the options, or grant date values of the RSUs or RSAs, or, conversely, if the exercise price of the options that they hold are significantly above the trading price of our Class A common stock.

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
In addition, job candidates and existing employees often consider the value of the equity awards and other compensation they receive in connection with their employment. If the perceived value of our compensatory package declines or is subject to significant value fluctuations, which may be the case in periods of high stock price volatility that we have experienced in the past and may again experience in the future, it may adversely affect our ability to attract and retain highly skilled employees. We may also change the composition of our compensation package offered to employees, including the amount or ratio of cash and equity compensation. Any increases to the amount of cash compensation will increase our cash expenditures, which may impact our business, operating results, financial condition, and prospects. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees as well as directors, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. In recent years, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. We have entered into offer letters with certain of our key employees, however these agreements are on an "at-will" basis, meaning they are able to terminate their employment with us at any time and we do not have employment agreements with all of our key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.
We believe that our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been, and will continue to be, a key contributor to our success. If we do not continue to maintain our corporate culture, which includes our focus on our customers and our passion for building the next-generation cloud that is purpose-built for AI, as we grow and evolve from a headcount and geographic perspective, it could harm our ability to foster the drive, innovation, inclusion, creativity, and teamwork that we believe is important to support our growth. As we implement more complex organizational structures, we may find it increasingly difficult to maintain the many beneficial aspects of our corporate culture, which could negatively impact our future success.
Risks Related to Our Intellectual Property
Failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could enable others to copy or use aspects of our platform without compensating us, which could harm our brand, business, operating results, financial condition, and prospects.
We rely on a combination of trademark, copyright, trade secret, patent, unfair competition, and other related laws in the United States and internationally, as well as confidentiality agreements, company policies, and contractual provisions with our customers, third-party manufacturing partners, joint venture partners, employees, and consultants to protect our technology and intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information that we regard as proprietary. In particular, we are unable to predict or assure that:
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
Third parties have claimed and may, in the future, claim, that our current or future offerings infringe their intellectual property rights, and such claims may result in legal claims against us, our third-party partners, and our customers. These claims may be time consuming, costly to defend or settle, damage our brand and reputation, harm our customer relationships, and create liability for us. Contractually, we are generally expected to indemnify our partners and customers for certain expenses or liabilities such parties have incurred with respect to these types of claims. We expect the number of such claims (whether warranted or not) to increase, particularly as a public company with an increased profile and visibility, as the level of competition in our market grows, as the functionality of our offerings overlaps with that of other cloud infrastructure companies, and as the volume of issued hardware and software patents and patent applications continues to increase. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.
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
We are subject to laws and regulations, including governmental export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology are subject to U.S. export controls, including the U.S. Department of Commerce's Export Administration Regulations (also known as "EAR"), and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by the U.S. Treasury Department's Office of Foreign Assets Control and other U.S. government agencies. Changes to sanctions and export or import restrictions in the jurisdictions in which we operate could further impact our ability to do business in certain parts of the world and to do business with certain persons and entities, which could adversely affect our business, operating results, financial condition, and prospects. In particular, we are continuing to monitor recent and forthcoming developments in export controls with respect to the semiconductor industry and their impact on our sourcing of equipment for our computing infrastructure. In addition, we are monitoring the January 29, 2024 proposed rule from the U.S. Department of Commerce, Bureau of Industry and Security ("BIS"), which if implemented as proposed, would impose requirements on Infrastructure-as-a-Service providers and their foreign resellers to verify the identity and beneficial ownership of foreign person customers and to perform related reporting to BIS, as well as provide BIS authority to restrict certain Infrastructure-as-a-Service transactions with foreign persons. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations, we cannot ensure that these procedures are fully effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations also could have negative consequences to us, including reputational harm, government investigations, loss of export privileges and penalties. Acquisitions may expose us to heightened risks of regulatory noncompliance, as acquired companies may lack processes, controls, or systems equivalent to ours, and integration efforts may be lengthy or incomplete, during which time legacy processes may be insufficient or inapplicable to ensure compliance. Changes in our platform, and changes in or promulgation of new export and import regulations, may create delays in the introduction of our platform into international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased sales of our platform, solutions, and services, or in our decreased ability to export or sell our platform, to existing or potential customers with international operations. Any decreased sales of our platform, solutions, and services or limitation on our ability to export or sell our platform would adversely affect our business, operating results, financial condition, and prospects.
We are also subject to the United States Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), the United Kingdom Bribery Act 2010 (the "Bribery Act"), the Corruption of Foreign Public Officials Act (the "Canada Act"), and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the public, and in certain cases, private sector. We leverage third parties, including intermediaries and agents, to conduct our business in the United States and abroad, to sell our platform. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. Although we conduct a due diligence investigation before we acquire a company, there is a risk that acquired companies previously conducted corrupt or other illegal activities that we have no knowledge of for which we may face liability in the future. We cannot ensure that our policies and procedures to address compliance with FCPA, the Bribery Act, the Canada Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws, will be effective, or that all of our employees, representatives, contractors, partners, agents, intermediaries, or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our reputation, business, operating results, financial condition, and prospects.
We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, user protection, and AI across different markets where we conduct our business and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.
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

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. For example, in California, the California Consumer Privacy Act of 2018 (as amended, the "CCPA") requires companies that hit certain broad revenue or data processing related thresholds to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain processing of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. In addition, other states have enacted laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years and many others continue to propose similar laws, or are considering proposing similar laws. We cannot fully predict the impact of recently proposed or enacted laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws. Our failure or perceived failure to comply with state or federal privacy laws or regulations passed in the future could have a material adverse effect on our business, including how we use personal information, our business, operating results, financial condition, and prospects and could expose us to regulatory investigations or possible fines.
Additionally, many foreign countries and governmental bodies, including the European Union, United Kingdom, Canada, and other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage, and deletion of data. including personal data, obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals' affirmative opt-in consent to collect and use personal information for certain purposes. The increased focus on data sovereignty and data localization requirements around the world could also impact our business model with respect to the storage, management, and transfer of data.
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
The GDPR prohibits transfers of personal data from the EEA or U.K. to countries not formally deemed adequate by the European Commission or the U.K. Information Commission Office, respectively, including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) is implemented. The mechanisms that we and many other companies, including our customers, rely upon for European and U.K. data transfers (for example, Standard Contractual Clauses) are the subject of legal challenge, regulatory interpretation, and judicial decisions by the Court of Justice of the European Union. We expect the legal complexity and uncertainty regarding international personal data transfers to continue, and as the regulatory guidance and enforcement landscape in relation to data transfers continues to develop, we could suffer additional costs, complaints, and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operating results, financial condition, and prospects.
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
For example, government authorities have in the past sought to restrict data center development based on environmental considerations and have imposed moratoria on data center development, citing concerns about energy usage, requiring new data centers to meet energy efficiency requirements or regulating the use of power by large energy consumers. We may face higher costs from any laws requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements.
In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. In particular, the global AI regulatory environment continues to evolve as regulators and lawmakers have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Several U.S. states are considering enacting or have already enacted regulations concerning AI technologies, with new state laws taking effect on January 1, 2026, which may impact our or our customers' ability to train, deploy, or release AI models, and increase our compliance costs. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions and jail time for responsible employees and managers. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition, and prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management's attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, financial condition, and prospects.
We are involved in litigation that may adversely affect us.
We are, and may in the future be subject to claims, suits, and other proceedings, including a putative securities class action that was filed against us as well as two stockholder derivative actions purportedly filed on our behalf, as further described in Note 9—Commitments and Contingencies — Litigation to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our business, operating results, financial condition, and prospects. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that would adversely affect our business, financial condition, operating results, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot ensure that the results of any of these actions will not have a material adverse effect on our business, operating results, financial condition, and prospects.

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
We are required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our annual report on Form 10-K for the year ending December 31, 2026, we will be required to provide a management report on internal control over financial reporting, and we also expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. Neither we nor our independent registered public accounting firm were required to, and therefore did not, perform an evaluation of our internal control over financial reporting as of or for any period included in our financial statements included in this Annual Report on Form 10-K, nor any subsequent period in accordance with the provisions of the Sarbanes-Oxley Act. However, while preparing the financial statements for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified pertained to the lack of effectively designed, implemented, and maintained IT general controls over applications that support our financial reporting processes, insufficient segregation of duties across financially relevant functions, and lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel, and related internal controls. We have also concluded that these material weaknesses continued to exist as of December 31, 2025.
As of December 31, 2025, management had completed the following remedial actions to help address these material weaknesses:
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
While management has made improvements to our control environment and business processes to support and scale with our growing operations, the identified material weaknesses remain un-remediated. We expect that our remediation efforts will continue to take place in 2026, and include the following:
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

We may not be able to fully remediate these material weaknesses until these steps have been completed and the internal controls have been operating effectively for a sufficient period of time. This evaluation process, including testing the effectiveness of the remediation efforts, is expected to continue in 2026. Additionally, as stated above, we have not performed an evaluation of our internal control over financial reporting; accordingly, we cannot ensure that we have identified all, or that we will not in the future have additional, material weaknesses. Further, we have recently acquired a number of businesses and may continue to acquire other businesses and an acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the year ending December 31, 2026.
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
As a public company, we incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. Our management and other personnel dedicate a substantial amount of time and incur significant expense each quarter in connection with compliance initiatives. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the U.S. securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We have invested, and will continue to invest, significant resources to comply with evolving laws, regulations, and standards, and this investment has resulted, and will continue to result, in increased general and administrative expenses and may divert management's time and attention from our other business activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our IPO, we increased our directors' and officers' insurance coverage, which increased our insurance-related cost. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain and maintain the same or similar coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Changes in tax laws and regulations or interpretations thereof may subject us to greater than anticipated tax liabilities and adversely affect our effective tax rate.
We are subject to U.S. federal, state, and local income taxes, sales, and other taxes in the United States and income taxes, withholding taxes, transaction taxes and other taxes in numerous foreign jurisdictions. The determination of our worldwide provision for income taxes requires significant judgment by management in evaluating our tax positions and there are activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws or regulations in the United States or in other jurisdictions in which we operate. We currently benefit, and may continue to benefit, from government-provided tax incentives made available by state and local authorities in connection with our operations and investment activities. Legislative, regulatory, or policy changes could reduce, eliminate, or terminate these incentives. This could increase our costs and adversely affect our financial condition, results of operations, and cash flows.
For example, the One Big Beautiful Bill Act ("OBBBA") enacted in July 2025 had a significant impact on our effective tax rate for the third quarter of 2025. It contains tax provisions, such as the permanent extension or revision of certain expiring provisions of the Tax Cuts and Jobs Act enacted in 2017, as well as modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Among other items, the tax law changes will impact us by changing the timing and amount of certain tax deductions, depreciation expense, U.S. domestic R&D expenditures and interest expense. The legislation has multiple effective dates, with certain provisions effective now and others to be implemented through 2027. The issuance of additional regulatory or accounting guidance related to the OBBBA or other executive or Congressional actions in the United States or globally could materially affect our tax obligations and significantly impact our effective tax rate in the period such guidance is issued or such actions take effect. In addition, the Organization for Economic Cooperation and Development ("OECD") has issued Pillar Two model rules, introducing a new global minimum tax of 15%. While the United States has not adopted Pillar Two, other countries have enacted such legislation or are considering implementation. Given the scope of our foreign operations, Pillar Two has not increased our global tax costs. On January 5, 2026, the OECD released a comprehensive package for a "side-by-side arrangement" with respect to Pillar Two. Notably, once adopted, this new guidance will prevent other countries from imposing tax on the U.S. profits of American companies. We will continue to monitor U.S. and international legislative developments, including further announcements on the side-by-side arrangement, to assess any potential impacts on our operations.
Due to the expanding scale of our international business activities, these types of changes to the taxation of our activities could impact the tax treatment of our foreign earnings, increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and adversely affect our financial position.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had aggregate U.S. federal and state NOL carryforwards of $4.3 billion and $905 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. Almost all of our federal NOL carryforwards as of December 31, 2025 can be carried forward indefinitely. $266 million of our state NOL carryforwards as of December 31, 2025 can be carried forward indefinitely. If the NOL carryforwards are not utilized, $31 million will expire in varying amounts between the years 2032 and 2044. As of December 31, 2025, we had foreign NOL carryforwards of $5 million that can be carried forward indefinitely. Realization of these net operating loss and research and development credit carryforwards depends on our future taxable income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our business, operating results, financial condition, and prospects.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates." The results of these estimates form the basis for our judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include but are not limited to those related to the identification of performance obligations in revenue recognition, the valuation of stock-based awards, the valuation of derivatives and warrants, and accounting for leases, property and equipment, income taxes and variable interest entities. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a potential decline in the market price of our Class A common stock.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards, and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. For example, future SEC proposals mandating new disclosures may require us to update our accounting or operational policies, processes, or systems to reflect new or amended financial reporting standards. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial condition, and profit, or cause an adverse deviation from our revenue and operating profit target, which may adversely affect our financial results.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our business, operating results, financial condition, and prospects.
Our sales contracts are primarily denominated in U.S. dollars, and therefore a majority of our revenue is not subject to foreign currency risk. However, strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the United States, which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the U.S. dollar strengthens in the future, this could adversely affect our business, operating results, financial condition, and prospects. In addition, increased international sales in the future, including through continued international expansion, could result in foreign currency denominated sales, which would increase our foreign currency risk.

Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. Although we currently hedge against the risks associated with currency fluctuations, there is no guarantee that the derivative financial instruments that we use to manage risk associated with foreign currency fluctuations will work as intended or will protect us against long-term movements in foreign currency exchange rates.
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
We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2025, our total indebtedness was $21.6 billion and we had $3.7 billion of undrawn availability under our Revolving Credit Facility, DDTL 2.1 Facility and DDTL 3.0 Facility. In July 2023, CoreWeave Compute Acquisition Co. II, LLC, our direct, wholly owned subsidiary, entered into the DDTL 1.0 Facility providing for up to $2.3 billion in delayed draw term loans. In May 2024, CoreWeave Compute Acquisition Co. IV, LLC, our direct, wholly owned subsidiary, entered into the DDTL 2.0 Facility providing for up to $7.6 billion in delayed draw terms loans. In September 2025, we further amended the DDTL 2.0 Facility by entering into the DDTL 2.1 Facility to create a new tranche of delayed draw term loan facility up to $3.0 billion and extend the draw period for new borrowings to March 2026. In July 2025, CoreWeave Compute Acquisition Co. V, LLC, our direct, wholly owned subsidiary, and CoreWeave Compute Acquisition Co. VII, LLC, our indirect subsidiary, entered into the DDTL 3.0 Facility (together with the DDTL 1.0 Facility, the DDTL 2.0 Facility, and the DDTL 2.1 Facility, the "DDTL Facilities") providing for up to $2.6 billion in delayed draw term loans. All obligations under the DDTL Facilities are unconditionally guaranteed by us. In November 2025, we amended our Revolving Credit Facility to increase its capacity to $2.5 billion, to modify certain covenant metrics, and to extend its maturity to November 2029 (together with the DDTL Facilities, the "Credit Facilities"). As of December 31, 2025, we had entered into the OEM and Software Financing Arrangements and obtained financing for certain equipment with an aggregate notional balance of $5.2 billion. In May 2025, we issued $2.0 billion in aggregate principal amount of 2030 Senior Notes. In July 2025, we issued $1.75 billion in aggregate principal amount of 2031 Senior Notes. In December 2025, we issued $2.6 billion aggregate principal amount of 1.75% Convertible Senior Notes due 2031 (the "2031 Convertible Notes," and, together with the 2030 Senior Notes and the 2031 Senior Notes, the "Notes"). The Notes are guaranteed on a senior unsecured basis by certain of our wholly-owned subsidiaries and certain of our future direct and indirect wholly owned domestic restricted subsidiaries that guarantee the Revolving Credit Facility in the case of the 2023 Senior Notes and 2031 Senior Notes and the 2023 Senior Notes and 2031 Senior Notes in the case of the 2031 Convertible Notes.
In addition to our substantial debt, we lease all of our data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of December 31, 2025, we recorded operating lease liabilities of $8.2 billion, which represents our obligation to make lease payments under those lease arrangements. Subject to the limits contained in the credit agreements that govern our Credit Facilities and the indentures that govern the Notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
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
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in the credit agreements that govern our Credit Facilities, and the indentures that govern the Notes;
•our ability to borrow additional funds or to refinance debt may be limited; and

•it may cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations under such contracts.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. For the year ended December 31, 2025, our cash flows dedicated for debt service requirements totaled $4.4 billion, which includes principal payments of $3.4 billion and interest payments of $1.0 billion, inclusive of $159 million related to capitalized interest. For the year ended December 31, 2025, our net cash provided by operating activities was $3.1 billion, which includes interest paid, net of capitalized amounts, of $869 million. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Further, any refinancing or restructuring of our indebtedness could be at higher interest rates, may cause us to incur debt extinguishment costs, and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under our Revolving Credit Facility terminating their commitments thereunder and ceasing to make further loans or the lenders under our DDTL Facilities instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our business, operating results, financial condition, and prospects.
Additionally, financing through debt has historically been an important source of additional capital for us, and we intend to continue to use debt as a source of financing in the future. As such, we and our subsidiaries are able to incur additional debt and may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. Our existing debt agreements restrict our ability to incur additional indebtedness, including secured indebtedness, but if those restrictions are waived, or the Facilities or Notes mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness. If we were to assume debt in connection with an acquisition of a company or line of business, we may have limited or no ability to negotiate the restrictions and covenants included in the agreements or instruments providing for such debt, and such restrictions and covenants may require us to change how we operate and, therefore, could have material adverse effect on us.
Furthermore, all of the debt under our Credit Facilities bears interest at variable rates, the majority of which is unhedged. If interest rates associated with our floating rate debt (e.g., SOFR) increase, our debt service obligations on our Credit Facilities would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, an increase in such interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
In addition, we have issued letters of credit in favor of several of our third-party data center providers as a requirement to enter into leases for these facilities. These letters of credit are part of a letter of credit subfacility under our Revolving Credit Facility, where they continue to secure the related lease obligations, and reduce availability under our Revolving Credit Facility.
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
The capped call transactions may affect the value of our Class A common stock.
In connection with the pricing of the 2031 Convertible Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the 2031 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2031 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates were expected to enter into various derivative transactions with respect to our Class A common stock and/or purchase shares of our Class A common stock concurrently with or shortly after the pricing of the 2031 Convertible Notes. This activity could have increased (or reduced the size of any decrease in) the market price of our Class A common stock at that time.
In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the 2031 Convertible Notes and prior to the maturity of the 2031 Convertible Notes. This activity could also cause or moderate an increase or a decrease in the market price of our Class A common stock.
In addition, if any such capped call transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our Class A common stock, which could adversely affect the value of our Class A common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our Class A common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will not discontinue these transactions without notice. If we issue additional convertible notes in future periods we may enter into additional capped call transactions that may affect our Class A common stock in a similar manner as the capped call transactions related to the 2031 Convertible Notes.
The conditional conversion feature of our 2031 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2031 Convertible Notes is triggered, holders of 2031 Convertible Notes will be entitled to convert the 2031 Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their 2031 Convertible Notes, unless we elect (or are deemed to have elected) to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2031 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2031 Convertible Notes as a current liability (rather than long term liability), which would result in a material reduction of our net working capital.

Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock has been, and may continue to be, volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock has been and may continue to be volatile and we cannot predict the prices at which our Class A common stock will continue to trade. The market price of our Class A common stock depends on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include, but are not limited to, the following:
•actual or anticipated changes or fluctuations in our operating results;
•our incurrence of any additional indebtedness or any fluctuations in interest rates impacting our existing indebtedness;
•our ability to produce timely and accurate financial statements;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•announcements by us or our competitors of new offerings, AI advancements, or data center capacity or new or terminated significant contracts, commercial relationships, acquisitions, or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•price and volume fluctuations in the overall stock market from time to time;
•our ability to access the credit markets or the overall performance of the stock market or technology companies;
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
•the global political, economic, and macroeconomic climate, including but not limited to, actual or perceived instability in the banking industry, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the United States government shutdown in October and November of 2025, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments, labor shortages, supply chain disruptions, potential recession, inflation and stagflation, and rising interest rates;
•other events or factors, including those resulting from war and armed conflict, including the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, instability in Venezuela, incidents of terrorism, or responses to these events; and
•cybersecurity incidents.

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
Sales of substantial amounts of our Class A common stock in the public markets or issuance of additional shares of our Class A common stock or convertible securities, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
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
Pursuant to our third amended and restated investors' rights agreement, dated May 16, 2024, certain holders of our Class A common stock can require us to file registration statements for the public resale of the Class A common stock held by them or to include such shares in registration statements that we may file for us or other stockholders. We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with option exercises, warrant exercises, financings, acquisitions, investments, or otherwise, including if holders of our 2031 Convertible Notes elect to convert their notes to shares of our Class A common stock.
Any further issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their percentage ownership.
The multi-class structure of our common stock has the effect of concentrating voting power with our Co-Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. As of December 31, 2025, our Co-Founders collectively hold all of the issued and outstanding shares of our Class B common stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, our Co-Founders collectively continue to control a significant percentage of the combined voting power of our common stock, which voting power may increase over time upon the exercise or settlement and exchange of equity awards held by our Co-Founders pursuant to their equity exchange rights which provide each Co-Founder with the right (but not obligation) to require us to exchange, for shares of our Class B common stock, any shares of our Class A common stock received by him upon the exercise or settlement of equity awards for shares of our Class A common stock granted prior to September 2024. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

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
The trading market for our Class A common stock is influenced by the research and reports that financial analysts publish about us, our business, our market and our competitors. We do not control these analysts or the content and opinions included in their reports. As a recently public company, the analysts who publish information about our Class A common stock have had relatively little experience with our business, which may affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance, if any, or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
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
Our amended and restated bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders' ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, financial condition, and prospects.
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

General Risk Factors
Adverse global macroeconomic conditions, geopolitical risks, or reduced spending on AI and high performance computing or on cloud infrastructure could adversely affect our business, operating results, financial condition, and prospects.
Our business depends on the overall demand for and adoption of AI and high performance computing and cloud infrastructure and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including United States and global macroeconomic issues, actual or perceived global banking and finance related issues, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments, labor shortages, supply chain disruptions, rising interest rates, inflation, and stagflation, spending environments, geopolitical instability, warfare and uncertainty, including the effects of the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, instability in Venezuela, weak economic conditions in certain regions or a reduction in business spending, including spending on developing AI and high performance computing capabilities and on cloud infrastructure, regardless of macroeconomic conditions, could adversely affect our business, operating results, financial condition, and prospects, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers, increase sales of our platform, or sell additional solutions and services to our existing customers, lower prices for our solutions and services, and slower or declining growth. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our business, operating results, financial condition, and prospects.
Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity, or acts of civil or international hostility, are increasing. In particular, the imposition of tariffs, trade controls, border taxes, or other barriers to trade may directly or indirectly impact our business, operating results, financial condition, prospects, and stock price. For example, in 2025 the United States announced tariffs on imported goods from most countries, and in 2026 announced global tariffs on imported goods from all countries, and select countries have announced or implemented retaliatory tariffs in response, contributing to volatility in the markets. There can be no assurance that we will be able to mitigate the impacts of the foregoing or any future changes in global trade dynamics on our business. Similarly, the potential for military conflict between China and Taiwan could have negative impacts on the global economy, including by affecting the supply of semiconductors from Taiwan, contributing to higher energy prices and creating uncertainty in the global capital markets. While we do not currently have employees or direct operations in Taiwan, our suppliers rely heavily on semiconductors supplied by Taiwan which are an important component of our platform and any reduction in that supply could materially disrupt our operations.
We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as war and regional geopolitical conflicts around the world, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, earthquakes and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, and instability in Venezuela, could cause disruptions in our business or the businesses of our partners or the economy as a whole.
In the event of a natural disaster, including a major earthquake, flood, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. Moreover, any of our offices or data centers may be vulnerable to the adverse effects of climate change. For example, certain of our corporate offices and data centers are located in California, a state that frequently experiences earthquakes, flooding, mudslides, wildfires, and resultant air quality impacts and power shutoffs associated with wildfire prevention, heat waves, and droughts. These events can, in turn, have impacts on inflation risk, food security, water security, and on our employees' health and well-being. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our partners' disaster recovery plans prove to be inadequate.

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
Our sustainability initiatives, goals, or commitments could be difficult to achieve or costly to implement. Moreover, compliance with recently adopted and potential upcoming ESG requirements, including California legislation that requires various climate-related disclosures and emissions reporting, the European Union's Corporate Sustainability Reporting Directive (CSRD) and Corporate Sustainability Due Diligence Directive, and (CS DDD), the United Kingdom's Streamlined Energy and Carbon Reporting (SECR) framework, and the Spanish Royal Decree 214/2025, will require the dedication of significant time and resources. Our ability to meet stakeholder expectations is also subject to external factors outside of our control including the ability and willingness of our suppliers to reduce emissions and the advancement of new emission reducing technologies. In addition, global clients often rely on ESG rating systems for bids and buying practices, and yet the criteria used in the ratings may conflict and change frequently. Thus, we cannot predict how these third parties will score us and do not have any assurance that they score us or other companies accurately or that we will be able to score well should such criteria change.
We have in the past and may continue in the future to be subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company's securities. A purported securities class action lawsuit was filed against us and certain of our executive officers in January 2026 and two stockholder derivative actions were purportedly filed on our behalf in February 2026, as further described in Note 9—Commitments and Contingencies — Litigation to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. This type of litigation, and any future similar lawsuits, could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the increases in the cost of directors' and officers' liability insurance may cause us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We understand that data security is essential for privacy, compliance, and trust and maintain a cybersecurity risk management program designed to identify, evaluate, and manage risks through structured engagement with security domain leaders. Risks are assessed based on potential impact and likelihood, tracked in a centralized risk register, and managed through defined risk treatment decisions and ongoing monitoring. Cybersecurity risk posture and mitigation progress are periodically reported to executive leadership and the board of directors to support oversight and informed decision making.
Material cybersecurity risks and associated threats are managed through a layered defense approach that integrates security governance, dedicated security leadership, and formal policies with technical and operational controls. These include access management, multi-factor authentication, device and configuration controls, secure development and platform-delivery practices, continuous monitoring, and threat detection and response capabilities. Preparedness is further supported by documented incident-response plans, business-continuity and disaster-recovery procedures, retained forensic resources, cyber-insurance coverage, and regular penetration testing. These processes are embedded within our broader enterprise risk-management framework. Cybersecurity risks are evaluated alongside operational and strategic risks and are incorporated into our company-wide risk assessments and reporting mechanisms. We engage external assessors, including independent security firms and certification bodies, to evaluate the effectiveness of our controls and support our compliance obligations. We align our security and compliance programs with industry-standard frameworks, including SOC 2 and ISO/IEC 27001, and require cloud infrastructure and data center colocation providers to maintain compliance with these frameworks throughout the term of their contracts. We maintain policies, processes, and procedures to oversee cybersecurity risks associated with third-party service providers, which include security due-diligence assessments, ongoing monitoring, and contractual requirements addressing security controls and incident-notification obligations. These processes help ensure that third-party relationships do not introduce unacceptable cybersecurity exposure.
We continuously evaluate cybersecurity threats as part of our broader risk-management processes. To date, we have not experienced any cybersecurity incidents that have materially affected our business strategy, results of operations, or financial condition. Based on our current assessments, we do not believe that any known cybersecurity risks are reasonably likely to materially affect the company. We identify and address higher-risk cybersecurity threats through established monitoring, mitigation, and incident-response processes, which are designed to manage potential impacts before they escalate into material issues, including through coordination with legal, finance, external security advisors, and governmental agencies. For more information on our cybersecurity related risks, see Risks related to Our Business and Industry in Part I, Item 1A of this Annual Report on Form 10-K, including "A network or data security incident against us, or our third-party providers, whether actual, alleged, or perceived, could harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, financial condition, and prospects."
Governance
Our Board of Directors provides direct oversight of risks arising from cybersecurity threats. Cybersecurity oversight is handled by the full Board rather than a separate committee. The Chief Information Security Officer ("CISO") briefs the Board on an annual basis, providing updates on key cybersecurity risks, program status, significant developments, and progress against our strategic cybersecurity goals. These regular presentations, along with additional updates as needed, inform the Board's oversight and understanding of the company's cybersecurity risk posture.
Management is responsible for assessing and managing the company's risks from cybersecurity threats through a defined leadership structure supported by specialized security teams and vetted external partners. Our cross‑functional engineering, security, legal, operations, and compliance teams coordinate to ensure our cybersecurity commitments are continuously met and maintained. Overall accountability resides with the CISO, who oversees the company's cybersecurity program. The CISO has significant security and engineering leadership experience, including prior CISO roles, and brings deep expertise in enterprise security operations, incident response, and risk management.
Our CISO is supported by dedicated information-security personnel who manage day-to-day security operations, including security engineering, secure development, vulnerability management, detection and response, offensive security, security and privacy compliance, third-party risk management, security risk management, security policy and education, detection and response, cyber, geopolitical, and physical threat intelligence, insider-threat monitoring, and global resiliency and crisis response. These teams are further supported by qualified third-party partners, including external auditors, penetration testers, and forensic firms retained for breach investigation and remediation support. Governance policies, documented procedures, and defined responsibilities enable risk-management activities to be coordinated and applied across our organization.
Management monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through continuous endpoint and security monitoring, vulnerability and configuration assessments, log-analysis workflows, and established incident-response processes. Regular business reviews provide structured oversight of these activities, and visibility across cybersecurity, engineering, and executive leadership.
Item 2. Properties
We are headquartered in Livingston, New Jersey. We also lease office space in various parts of the United States, such as New York, the State of Washington, and California, as well as internationally in the United Kingdom. Additionally, we lease space to operate data centers worldwide, including in the United States, the United Kingdom, Spain, Sweden, and Norway. We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
For more information, refer to Note 9—Commitments and Contingencies — Litigation to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock trades on the Nasdaq Global Select Market under the symbol "CRWV." Our Class B common stock and Class C common stock are not listed or traded on any stock exchange or public market.
Holders
As of January 30, 2026, there were approximately 304 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of January 30, 2025, there were 22 stockholders of record of our Class B common stock and no stockholders of record of our Class C common stock.
Dividends
We have never declared or paid any cash dividends on our common stock, with the exception of dividends paid on our Series C redeemable convertible preferred stock prior to the consummation of our IPO, and do not expect to pay any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors relevant to our board of directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.
Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The performance graph below shows the cumulative total return to holders of Class A common stock between March 28, 2025 (the date that our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2025, in comparison to the Standard & Poor's 500 Stock Index ("S&P 500 Index"), the Nasdaq Composite Index, and the Dow Jones U.S. Technology Index. The graph assumes that $100 was invested in our Class A common stock and each index at their closing prices on March 28, 2025 and data for the indexes assumes reinvestment of any dividends. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
In connection with the closing of our acquisition of Marimo Inc., on October 30, 2025, we issued an aggregate of 844,735 shares of our Class A common stock to former holders of shares of Marimo Inc. common stock in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. We relied on this exemption from registration based in part on the representations made by the applicable Marimo securityholders.
In connection with the closing of our acquisition of Monolith AI Limited, on November 5, 2025, we issued $185 million in aggregate principal amount of convertible notes, $13 million of which included vesting conditions, to certain former holders of shares of Monolith AI Limited in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The notes do not bear interest. The notes will mature on April 24, 2026 if settled in shares of our Class A common stock or May 5, 2026 if settled in cash, in each case, unless earlier redeemed or repaid. If settled in shares of our Class A common stock, the conversion price will be based on the 10-trading day volume weighted average sales price of our Class A common stock ending on the third trading day prior to April 24, 2026.

Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and related notes, and other financial information, included elsewhere in this Annual Report on Form 10-K. In addition to our historical results of operations and financial position, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled "Risk Factors." Our historical results are not necessarily indicative of the results to be expected for any period in the future, and results for any interim period should not be construed as an inference of what our results would be for any full year or future period.
Overview
CoreWeave is The Essential Cloud for AI purpose-built to accelerate breakthroughs by AI pioneers, from leading research labs to enterprises fueling business growth. We deliver a comprehensive, tightly integrated platform of advanced infrastructure and proprietary software that enables our customers to build and run AI systems continuously, reliably, and at scale. CoreWeave is trusted by some of the world's leading AI labs and enterprises.
Our CoreWeave Cloud Platform includes:
•Networking Backbone. Our network backbone supports the bandwidth and connectivity that our customers need to move large-scale distributed AI workloads.
•Foundational Infrastructure. Our purpose-built foundational infrastructure maximizes performance with first-to-market GPU clusters, ultra-high density, and high-speed interconnects, supporting complex AI workloads while improving efficiency and lowering total cost of ownership.
•Data and Storage. CoreWeave's purpose-built storage combines exascale, AI-optimized object and file storage with GPU-local caching and Local Tier Acceleration (LOTA™) to deliver high-throughput data access, cross-cloud reach, and predictable economics for training and inference.
•Infrastructure Control. Our integrated AI-native orchestration and bare-metal control deliver the reliability, flexibility, and efficiency required to run complex AI workloads at scale, and matched with the right AI services.
•CoreWeave Mission Control. CoreWeave Mission Control integrates security, observability, and services—including node, rack, and fleet lifecycle management—to enable intelligent, unified orchestration from foundational infrastructure to agent development.
•Runtime Acceleration. CoreWeave delivers platform services that accelerate training and inference by reducing startup latency, improving throughput, and increasing utilization at runtime—removing friction across scheduling, environment readiness, and execution so jobs reach steady-state performance faster and run more efficiently at scale.
•Model and Agent Development. CoreWeave provides the developer tools and integrations teams use to build, evaluate, deploy, and monitor models and agents, with experiment tracking, governance and guardrails, and workflow integrations that speed iteration from prototype to production.
Key Factors Impacting Our Performance
We believe the growth and success of our business depends on a number of key factors. These factors each present significant opportunities for our business, but also pose risks and challenges that may affect our financial results, including those discussed below and in the section titled "Risk Factors" in Part I, Item 1A, of this Annual Report on Form 10-K.
Adoption of AI in Society
The development and early adoption of AI models and the products built on top of them have contributed to our growth to date and our future success will depend in part on the continued adoption of AI. We believe AI is still in the early stages of its commercialization and that demand for model training and inference will continue to scale as organizations embrace new use cases for AI and experience the productivity and efficiency gains associated with deploying AI products. The infrastructure that supports the use cases for AI is expected to continue improving as new generations of AI technologies are released and their performance continues to improve. Moreover, the volume of data on which models are trained is expected to continue to increase as more data is produced and becomes accessible to foundational models. As AI becomes more widespread, chip technology continues to improve, the amount of available data for training grows and companies continue to invest in infrastructure for AI, we believe that the adoption of AI will scale significantly.
Securing Sufficient Power Capacity
We believe the data center installed base will need to scale significantly over the course of the coming years in terms of both space and power to keep pace with demand for AI products and high-performance compute. As of December 31, 2023, we had 10 data centers supported by 70 MW of active power, which grew to 32 data centers supported by more than 360 MW of active power as of December 31, 2024. As of December 31, 2025, we had 43 data centers supported by over 850 MW of active power. Further, we had total contracted power of approximately 3.1 GW as of December 31, 2025, which we expect to roll out over the coming years. Importantly, our power capacity is available in large individual deployments that are capable of serving large infrastructure clusters, which is critical for our larger customers. We plan to continue to build out our access to power capacity and explore alternative energy solutions to support our growing capacity needs, including, but not limited to non-emitting sources of power. We believe that limited access to power will favor platforms like ours that are purpose-built to deliver maximum performance from a constrained pool of resources.
Maintaining a Robust Supply Chain to Service AI and High-Performance Compute Requirements
Our future success depends in part on our access to the latest generation of high-performance chips and ancillary hardware, including GPUs, and other high-performance networking and storage equipment required to run our CoreWeave Cloud Platform. We have established close relationships with chipmakers and OEMs over time to procure our supply of hardware components and continue to strengthen these relationships through our demonstrated ability to deliver leading-edge compute at unparalleled scale and speed. Our future success also depends on our ability to access components such as chillers and HVAC systems for liquid cooling to maintain our data center infrastructure. We work actively with our suppliers on future capacity to ensure that our future resource needs are met while continuing to develop our relationships with leading component providers to incorporate the latest hardware innovations and assemble highly performant AI compute solutions for our customers.
Investing in Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain the competitive advantage of our solution and to bring the latest GPUs to market faster than our competition. We have built a highly differentiated full stack solution for running AI training and inference workloads at maximum performance and efficiency, which we intend to continue to adapt and evolve with the support of our AI specific expertise. We plan to maintain our prioritization of investments in our engineering and product teams to continue to extend our technology leadership in AI infrastructure. Our engineering-led culture, coupled with our team's embedded philosophy of embracing complex technical challenges, will be a critical factor to our future performance and our ability to continue innovating.
Our CoreWeave Cloud Platform is a critical part of the daily operations of the AI developers and providers of AI products and services that rely on our platform to train and inference their models. We remain committed to investing in and growing our business through continued technology leadership and expansion of our software suite to further optimize and enhance AI compute.
Driving More Workloads from Existing Customers
We have strategically aligned with some of the world's leading AI labs and enterprises that are building the next generation of foundational models and providing AI capabilities to organizations across the world. These AI leaders are the primary channel through which many non AI-native organizations access the benefits of AI today, given that they deliver AI-powered products and services that leverage our infrastructure to users without requiring them to build and run their own models. We are focused on continuing to capture AI cloud spend across these organizations as they train new models and build new AI capabilities for businesses and individuals, and on enabling them to maintain their innovation edge and accelerate the speed to market of their next generation of models. The significant benefits we deliver to these customers in terms of overall performance, efficiency, and reduced cost of ownership results in them making large initial commitments and expanding those commitments with us over time. As of December 31, 2025, we had $60.7 billion of remaining performance obligations (RPO), reflecting an increase of 302%, from $15.1 billion as of December 31, 2024.
Driving the continued retention and expansion of our customers will depend on our ability to handle the scale, performance, and efficiency required to accelerate their path to market and enable them to produce better AI products and services. Given the large initial commitments customers make for access to our CoreWeave Cloud Platform, we expect the growth of our remaining performance obligations to be in steps, which may include periods of decline, versus a smooth linear trajectory.
Increasing Customer Adoption of our CoreWeave Cloud Platform
We expect to see increasing adoption of AI globally as existing industries innovate with AI and new industries arise. We anticipate that AI will expand beyond first movers to a broader set of enterprises that will utilize AI to drive internal efficiencies and implement AI into their products and services. These organizations are in their early stages of adopting the latest innovations in AI such as generative AI, and are currently focused on running proof-of-concepts and beginning to scale them into production, adapting foundational models to optimize them for their specific use-cases and infusing them with their proprietary data for a broad range of vertical applications, from high frequency trading to drug discovery. As AI model capabilities grow and become more accessible and cheaper, we also expect to see the emergence of new industries and use cases, which we may not be able to anticipate today. Over time, as more non-AI-native organizations across a broader spectrum of industries run training and inference workloads on their own proprietary models, and as new industries with additional workload demands emerge, we believe we will be uniquely positioned to capture those workloads on our CoreWeave Cloud Platform. Our globally distributed and elastic infrastructure, which is optimized for performance and low latency, and our software stack, which makes it easy to deploy, manage, and monitor AI workloads, are ideally suited to run and scale these workloads seamlessly. Successful acquisitions of new customers across these organizations will depend upon our ability to continue evolving our go-to-market organization and strategy, sufficient demand for AI compute, demand from end users of AI-enabled products and services, and overall pricing and competition. Lastly, if AI is not broadly adopted by the enterprises to the extent we expect, or if new use cases do not arise, then our opportunity may be smaller than we expect.
Improving our Cost of Capital
Our business is driven by investments in infrastructure that is foundational to our platform. In order to fund these investments, we have pioneered and scaled innovative financing structures that have enabled us to grow our business at a rapid pace through timely and flexible access to capital. These include our use of DDTLs that are collateralized by contractual cash flows and infrastructure assets. These structures have allowed us to leverage the valuable infrastructure underpinning our contracts, the strong credit quality of many of our customers, and high visibility of our customer payments to drive down our cost of capital. We have also incorporated features such as investment grade tranches, as in the case of the DDTL 2.0 Facility, to further reduce our cost of capital. We expect to continue to incur indebtedness to meet our capital needs. However, we also expect our cost of capital to continue to decrease as we benefit from economies of scale and access new forms of financing including asset backed securitizations and rated parent level debt, such as the issuances of our 9.25% senior notes due 2030 (the "2023 Senior Notes"), 9.00% senior notes due 2031 (the "2031 Senior Notes"), and 1.75% convertible senior notes due 2031 (the 2031 Convertible Notes," and together with the 2030 Senior Notes and the 2031 Senior Notes, the "Notes") that were all completed in 2025 at incrementally improved rates. We expect this trajectory towards a lower cost of capital will enable us to accelerate our growth at the pace of innovation and help us to drive continued investments in the most cutting-edge technology. However, our ability to lower our cost of capital depends upon a number of factors, many of which are beyond our control, including broader macroeconomic conditions and market sentiments. If we are unable to continue lowering our cost of capital, our ability to effectively compete, especially with larger competitors that have greater financial and other resources, as well as our operating results, financial condition, and business, may be adversely impacted.
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
Cost of Revenue
Cost of revenue primarily consists of direct costs for data centers, including costs associated with our facilities, such as rent, utilities including power, and depreciation and amortization, including depreciation of power installation and distribution systems, and personnel costs for employees involved in data center operations and customer success, including salaries, bonuses, benefits, stock-based compensation expense, and other related expenses.

We expect our cost of revenue to increase in absolute dollar terms as we continue to grow our platform and expand our customer base. However, we anticipate that cost of revenue may fluctuate as a percentage of revenue in the future due to the timing of when data centers go live, including due to any delays in the availability of data centers that we lease or own, and when we achieve economies of scale and operational efficiencies.
Technology and Infrastructure
Technology and infrastructure expense consists of costs associated with our infrastructure, such as depreciation and amortization related to our servers, switches, networking equipment and internally developed software, personnel costs for employees associated with research and development of new and existing products and services or with maintaining our computing infrastructure, such as salaries, bonuses, benefits, stock-based compensation expense, and other related expenses, and costs related to software subscriptions.
We expect our technology and infrastructure expense to increase in absolute dollars as we continue to focus on growth and innovation. However, we anticipate technology and infrastructure expense may fluctuate as a percentage of revenue in the future due to the timing of when we achieve economies of scale and operational efficiencies, including through software innovation.

Sales and Marketing
Sales and marketing expense consists of personnel costs associated with selling and marketing our CoreWeave Cloud Platform, such as salaries, stock-based compensation expense, commissions, bonuses, and other related expenses, advertising costs associated with marketing programs, and third-party professional services costs. We expect our sales and marketing expense to increase in absolute dollars as we expand our go-to-market capabilities, grow our brand and diversify our customer footprint.
General and Administrative
General and administrative expense consists of costs associated with corporate functions including our finance, legal, human resources, information technology ("IT"), and facilities. These costs include personnel costs, such as salaries, bonuses, benefits, stock-based compensation expense, and other related expenses, third-party professional services costs, such as legal, accounting, and audit services, and costs related to software subscriptions.
We expect to continue incurring additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and professional services.
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
We do not expect to incur additional gain (loss) on fair value adjustments as these instruments have either been settled or no longer require fair value measurement at the end of each reporting period.
Interest Expense, Net
Interest expense, net consists of contractual and imputed interest, interest associated with our finance leases and revenue agreements with significant financing components, the amortization of debt discounts and issuance costs, and the accretion of redemption premiums associated with our debt obligations. Interest expense, net is reflected net of capitalized interest.
Other Income, Net
Other income, net consists of gains (losses) on strategic investments and other non-operating gains and losses, interest and investment income, foreign currency exchange gains (losses), and gains (losses) on extinguishment of debt.

Provision for (benefit from) Income Taxes
The provision for (benefit from) income taxes consists primarily of income taxes in certain U.S. federal, state, local and foreign jurisdictions in which we conduct business, net of any valuation allowance. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rate might fluctuate significantly in the future due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, permanent differences between U.S. generally accepted accounting principles, certain one-time items, and local tax laws, and changes in tax contingencies.

Results of Operations
The following table sets forth our consolidated statements of operations and comprehensive loss data for the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Revenue	$5,131	$1,915	$229
Operating expenses:
Cost of revenue(1)	1,453	493	69
Technology and infrastructure(1)	2,929	961	131
Sales and marketing(1)	144	18	13
General and administrative(1)	651	119	30
Total operating expenses	5,177	1,591	243
Operating income (loss)	(46)	324	(14)
Gain (loss) on fair value adjustments	27	(756)	(534)
Interest expense, net	(1,229)	(361)	(28)
Other income, net	33	49	18
Loss before income taxes	(1,215)	(744)	(558)
Provision for (benefit from) income taxes	(48)	119	36
Net loss and comprehensive loss	$(1,167)	$(863)	$(594)
_____________
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Cost of revenue	$15	$1	$1
Technology and infrastructure	221	10	6
Sales and marketing	31	3	2
General and administrative	363	17	6
Total	$630	$31	$15

Comparison of the Year Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	Change	% Change

	(dollars in millions)
Revenue	$5,131	$1,915	$3,216	168%
Revenue for the year ended December 31, 2025 increased by $3.2 billion, or 168%, compared to the year ended December 31, 2024. This substantial growth was related to increased demand from both existing and new customer contracts and our fulfillment of that demand through our expanded data center footprint. Approximately 85% of the increase in revenue was attributable to expansion within our existing customer base and the remaining increase was attributable to new customers.
Cost of Revenue

	Year Ended December 31,
	2025	2024	Change	% Change

	(dollars in millions)
Cost of revenue	$1,453	$493	$960	195%
Percentage of revenue	28%	26%
Cost of revenue for the year ended December 31, 2025 increased by $960 million, or 195%, compared to the year ended December 31, 2024. This increase was attributable to higher costs directly related to running our data centers to support the significant increase in customer demand, driven by the deployment of new and expanded data centers, which resulted in an increase in rent expense of approximately $566 million, an increase in data center utilities spend of approximately $203 million, and an increase in depreciation and amortization related to power installation and distribution systems of approximately $84 million.
Technology and Infrastructure

	Year Ended December 31,
	2025	2024	Change	% Change

	(dollars in millions)
Technology and infrastructure	$2,929	$961	$1,968	205%
Percentage of revenue	57%	50%
Technology and infrastructure expense for the year ended December 31, 2025 increased by $2.0 billion, or 205%, compared to the year ended December 31, 2024. This increase was attributable to an increase in depreciation and amortization of approximately $1.5 billion, from $843 million for the year ended December 31, 2024, to $2.3 billion for the year ended December 31, 2025, resulting from investments in our platform and servers, switches, and other networking equipment fixed assets within our infrastructure, as well as an increase of approximately $348 million of personnel costs including stock-based compensation, which reflects headcount growth to support our expanding operations.
Sales and Marketing

	Year Ended December 31,
	2025	2024	Change	% Change

	(dollars in millions)
Sales and marketing	$144	$18	$126	700%
Percentage of revenue	3%	1%
Sales and marketing expense for the year ended December 31, 2025 increased by $126 million, or 700%, compared to the year ended December 31, 2024. This increase was attributable to an increase of approximately $56 million in personnel costs including stock-based compensation, and an increase of $48 million of advertising and sponsorship expenses.
General and Administrative

	Year Ended December 31,
	2025	2024	Change	% Change

	(dollars in millions)
General and administrative	$651	$119	$532	447%
Percentage of revenue	13%	6%

General and administrative expense for the year ended December 31, 2025 increased by $532 million, or 447%, compared to the year ended December 31, 2024. This increase was attributable to an increase of approximately $420 million in personnel costs including stock-based compensation, which reflects headcount growth to support our expanding operations. Professional services expenses also increased by approximately $117 million, primarily from accounting, legal, and other advisory services necessary to support our growth, acquisitions, and public company compliance activities.
Gain (Loss) on Fair Value Adjustments

	Year Ended December 31,
	2025	2024	Change	% Change

	(dollars in millions)
Gain (loss) on fair value adjustments	$27	$(756)	$783	(104)%
Gain (loss) on fair value adjustments for the year ended December 31, 2025 changed favorably by $783 million, or 104%, compared to the year ended December 31, 2024. This increase was driven by an increase in the valuation of derivatives and warrants tied to our common stock and redeemable convertible preferred stock during the year ended December 31, 2024. On March 21, 2025, we executed an amendment with the warrant holders to fix the exercise price, resulting in a final mark to market of the warrants and a reclassification of the final value of the warrants for common stock within additional paid-in capital.

Interest Expense, Net

	Year Ended December 31,
	2025	2024	Change	% Change

	(dollars in millions)
Interest expense, net	$(1,229)	$(361)	$(868)	240%
Interest expense, net for the year ended December 31, 2025 increased by $868 million, or 240%, compared to the year ended December 31, 2024. This increase was attributable to increased borrowing levels and total debt obligations.
Other Income, Net

	Year Ended December 31,
	2025	2024	Change	% Change

	(dollars in millions)
Other income, net	$33	$49	$(16)	(33)%
Other income, net for the year ended December 31, 2025 decreased by $16 million, or 33%, compared to the year ended December 31, 2024. This decrease was attributable to unfavorable foreign exchange losses of $59 million, partially offset by an increase in interest and investment income of approximately $31 million and gains on fair value adjustment related to our strategic investments of approximately $21 million.
Provision for (Benefit From) Income Taxes

	Year Ended December 31,
	2025	2024	Change	% Change

	(dollars in millions)
Provision for (benefit from) income taxes	$(48)	$119	$(167)	(140)%
Effective tax rate	4%	(16)%
Provision for (benefit from) income taxes for the year ended December 31, 2025 changed favorably by $167 million, or 140%, compared to the year ended December 31, 2024.
The benefit from income taxes is primarily due to the One Big Beautiful Bill Act ("OBBBA"), signed into law on July 4, 2025. The OBBBA makes key elements of the 2017 Tax Cuts and Jobs Act permanent, including domestic research expensing and bonus depreciation and makes modifications to key provisions relating to the deduction of business interest expense that was previously limited under prior U.S. tax law. Accordingly, the benefit to us is primarily due to the deductibility of previously limited business interest expense coupled with a smaller increase in our U.S. deferred tax assets relative to prior periods, on which it continues to maintain a full valuation allowance.
Comparison of the Year Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	Change	% Change

	(dollars in millions)
Revenue	$1,915	$229	$1,686	736%
Revenue for the year ended December 31, 2024 increased by $1.7 billion, or 736%, compared to the year ended December 31, 2023. This substantial growth was related to increased demand from both existing and new customer contracts and our ability to rapidly scale our operations, demonstrating the strength of our customer relationships and our ability to meet the evolving needs of the industry. Over 95% of the increase in revenue was attributable to expansion within our existing customer base and the remaining increase was attributable to new customers.
Cost of Revenue

	Year Ended December 31,
	2024	2023	Change	% Change

	(dollars in millions)
Cost of revenue	$493	$69	$424	614%
Percentage of revenue	26%	30%
Cost of revenue for the year ended December 31, 2024 increased by $424 million, or 614%, compared to the year ended December 31, 2023. This increase was attributable to higher costs directly related to running our data centers to support the significant increase in customer demand, driven by the successful deployment of new data centers, which resulted in an increase in rent expense of approximately $290 million, an increase in data center utilities and power spend of approximately $76 million, an increase in personnel costs of approximately $22 million, which includes headcount growth of employees directly associated with data centers, and an increase in depreciation and amortization related to power installation and distribution systems of approximately $18 million.
Technology and Infrastructure

	Year Ended December 31,
	2024	2023	Change	% Change

	(dollars in millions)
Technology and infrastructure	$961	$131	$830	634%
Percentage of revenue	50%	57%
Technology and infrastructure expense for the year ended December 31, 2024 increased by $830 million, or 634%, compared to the year ended December 31, 2023. This increase was attributable to an increase in depreciation and amortization of approximately $742 million, from $101 million for the year ended December 31, 2023, to $843 million for the year ended December 31, 2024, resulting from investments in our platform and servers, switches, and other networking equipment fixed assets within our infrastructure, as well as an increase of approximately $56 million of personnel costs and an increase of approximately $45 million of equipment support and software expenses.
Sales and Marketing

Year Ended December 31,
2024	2023	Change	% Change

(dollars in millions)

Sales and marketing	$18	$13	$5	38%
Percentage of revenue	1%	6%
Sales and marketing expense for the year ended December 31, 2024 increased by $5 million, or 38%, compared to the year ended December 31, 2023. This increase was attributable to an increase of approximately $3 million in personnel costs to help our efforts in driving customer demand.
General and Administrative

	Year Ended December 31,
	2024	2023	Change	% Change

	(dollars in millions)
General and administrative	$119	$30	$89	297%
Percentage of revenue	6%	13%
General and administrative expense for the year ended December 31, 2024 increased by $89 million, or 297%, compared to the year ended December 31, 2023. This increase was attributable to an increase of approximately $41 million in personnel-related expenses, which includes headcount growth to support our expanding operations. Professional services expenses also increased by approximately $28 million, primarily from accounting, tax, legal, and advisory services necessary to support our growth and public company preparation activities. Additional increases of approximately $10 million were attributable to higher overhead costs, including facilities expenses and software costs.
Gain (Loss) on Fair Value Adjustments

	Year Ended December 31,
	2024	2023	Change	% Change

	(dollars in millions)
Gain (loss) on fair value adjustments	$(756)	$(534)	$(222)	42%
Gain (loss) on fair value adjustments for the year ended December 31, 2024 increased by $222 million, or 42%, compared to the year ended December 31, 2023. This increase was driven by an increase in the valuation of derivatives and warrants tied to our common stock and redeemable convertible preferred stock within the periods presented.

Interest Expense, Net

	Year Ended December 31,
	2024	2023	Change	% Change

	(dollars in millions)
Interest expense, net	$(361)	$(28)	$(333)	1,189%
Interest expense, net for the year ended December 31, 2024 increased by $333 million, or 1,189%, compared to the year ended December 31, 2023. This increase was attributable to higher borrowing levels under our Credit Facilities, resulting in an increase in interest expense, partially offset by capitalized interest associated with investments in our platform and data center infrastructure.
Other Income, Net

	Year Ended December 31,
	2024	2023	Change	% Change

	(dollars in millions)
Other income, net	$49	$18	$31	172%
Other income, net for the year ended December 31, 2024 increased by $31 million, or 172%, compared to the year ended December 31, 2023. This increase was attributable to an increase in investment income of approximately $30 million and interest income of approximately $15 million, partially offset by a loss on extinguishment of debt of approximately $11 million.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2024	2023	Change	% Change

	(dollars in millions)
Provision for (benefit from) income taxes	$119	$36	$83	231%
Effective tax rate	(16)%	(6)%
Provision for (benefit from) income taxes for the year ended December 31, 2024 increased by $83 million, or 231%, compared to the year ended December 31, 2023. We recorded income tax expense in the periods presented despite experiencing pre-tax losses in part due to nondeductible losses on fair value adjustments and projected limitations on our ability to realize certain tax benefits, which has resulted in us maintaining a full valuation allowance on our U.S. deferred tax assets. The increase in year over year income tax expense primarily resulted from an increase in pre-tax income excluding these nondeductible losses and the inability to record a net benefit from deferred tax assets generated in the period.
Our effective tax rate might fluctuate significantly in the future due to additional impacts from non-deductible items and future changes in the valuation allowance on net deferred tax assets.
Liquidity and Capital Resources
Our operations have been financed primarily through net proceeds from sales of our securities, including in our IPO, and from borrowings pursuant to our Credit Facilities or the issuances of debt securities. The following table summarizes our principal sources of liquidity (in millions):

	Year Ended December 31,
	2025	2024

Cash and cash equivalents	$3,127	$1,361
Marketable securities	34	—
Availability under existing facilities(1)	3,701	4,406
Total liquidity	$6,862	$5,767
________________
(1)Refers to secured commitments under the revolving credit facility and delayed draw term loan agreements.
We have generated significant losses from operations, as reflected in our accumulated deficit of $2.6 billion and $1.5 billion as of December 31, 2025 and 2024, respectively. Additionally, we have generated significant negative cash flows from investing activities as we continue to support the growth of our CoreWeave Cloud Platform. We anticipate making significant investments for the foreseeable future, including in our infrastructure and go-to-market capabilities, to maintain our leadership and position us to continue to capitalize on the AI revolution.
We believe our existing balance of cash and cash equivalents and short-term investments, in addition to amounts available for borrowing under our various debt agreements, will be sufficient to meet our obligations due or anticipated to be due within one year from the date of this Annual Report on Form 10-K, including operating expenses, working capital, and current commitments for capital expenditures. Our future capital requirements may depend on many factors, including those set forth in the section titled "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. We anticipate that future investments may require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders.
Cash Flows
The following table presents our cash flows (in millions):

	Year Ended December 31,
	2025	2024	2023

Net cash provided by operating activities	$3,058	$2,749	$1,833
Net cash used in investing activities	(10,271)	(8,658)	(3,148)
Net cash provided by financing activities	9,308	7,464	1,788
Cash Flows From Operating Activities
Net cash provided by operating activities was $3.1 billion for the year ended December 31, 2025, as compared to $2.7 billion for the year ended December 31, 2024. The increase was primarily driven by cash received for upfront payments from our committed contracts from new and expanded customer contracts. The increase was partially offset by an increase in accounts receivable.
Net cash provided by operating activities was $2.7 billion for the year ended December 31, 2024, as compared to $1.8 billion for the year ended December 31, 2023. The increase was driven by cash received for upfront payments from our committed contracts from new and expanded customer contracts, as well as higher accounts payable and accrued expenses due to the growth of our business and timing of accrual payments. The increase was partially offset by higher cash payments and an increase in accounts receivable.
Cash Flows From Investing Activities
Net cash used in investing activities was approximately $10.3 billion for the year ended December 31, 2025, as compared to $8.7 billion for the year ended December 31, 2024. The increase was driven by higher capital investments in our infrastructure, including our GPU fleet, networking equipment, servers, switches and other necessary equipment for infrastructure asset security as compared to the year ended December 31, 2024.
Net cash used in investing activities was $8.7 billion for the year ended December 31, 2024, as compared to $3.1 billion for the year ended December 31, 2023. The increase was driven by increased capital investments in our infrastructure, including our GPU fleet, networking equipment, and software development. The increase was partially offset by sales and maturities of marketable securities.
Cash Flows From Financing Activities
Net cash provided by financing activities was $9.3 billion for the year ended December 31, 2025, as compared to $7.5 billion for the year ended December 31, 2024. The increase was driven by the issuance of debt and proceeds from our IPO. The increase was partially offset by higher payments on debt.
Net cash provided by financing activities was $7.5 billion for the year ended December 31, 2024, as compared to $1.8 billion for the year ended December 31, 2023. The increase was driven by borrowings under our delayed draw term loans, proceeds from the issuance of our Series C redeemable convertible preferred stock, and proceeds from the issuance of our 2024 Term Loan Facility. The increase was partially offset by the settlement of our 2022 Senior Secured Note and higher payments on debt.
Capital Investments
Our capital investments in property and equipment consist primarily of technology and infrastructure, which consist of our investments in servers and network equipment for computing, storage, and networking requirements that collectively enable the development and deployment of AI models. We fund these capital investments through a mix of debt and securities issuances, delayed draw term loan facilities, OEM financing arrangements, and cash from our balance sheet. We expect capital investments will continue to be financed through a similar mix of debt and securities issuances, delayed draw term loan facilities, OEM financing arrangements, and cash from our balance sheet.
During the years ended December 31, 2025 and 2024, cash paid for property and equipment was $10.3 billion and $8.7 billion, respectively. We expect to increase, relative to 2025, our investment in our technology and infrastructure, including servers, network equipment, and data center related expenses, to support the growth of our business and our long-term initiatives.

Contractual Obligations
Our significant contractual obligations as of December 31, 2025 consisted of:
•our Notes and other borrowings that are included in our consolidated balance sheet and the related periodic interest payments;
•lease liabilities that are included in our consolidated balance sheet;
•lease commitments that have not yet commenced and were not included in our consolidated balance sheet; and
•other contractual commitments associated with agreements that are enforceable and legally binding, such as routine commitments for the purchase of goods or services entered into in the ordinary course of business including the purchase of technology equipment and enterprise software and service arrangements.
Refer to Note 8—Leases, Note 9—Commitments and Contingencies, and Note 10—Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2025, 2024, and 2023 for additional information.
Equity Financing
In March 2025, we completed our IPO, in which we issued and sold 36,590,000 shares of our Class A common stock at a public offering price of $40.00 per share, which resulted in net proceeds of $1.4 billion after deducting the underwriting discounts and commissions. In April 2025, the underwriters exercised a portion of their over-allotment option and purchased from us an additional 1,760,000 shares of our Class A common stock at the public offering price, which resulted in net proceeds to us of $68 million after deducting the underwriting discounts and commissions.
Debt Financing
As of December 31, 2025, we had $9.7 billion outstanding under our delayed draw term loan facilities. These delayed draw term loan facilities are collateralized with the assets underlying the contributed contracts and the pledged contractual cash flows, generally from investment grade counterparties. They are drawn as we build infrastructure to support customer requirements, and amortize over time as contracted cash flows are generated in a regular and predictable manner, with excess cash made available to us.
During the year ended December 31, 2025, we issued $6.4 billion aggregate principal amount of Notes composed of the following:
•$2.0 billion aggregate principal amount of 2030 Senior Notes;
•$1.8 billion aggregate principal amount of 2031 Senior Notes;
•$2.6 billion aggregate principal amount of 2031 Convertible Senior Notes.
We also enter into various agreements with original equipment manufacturers and a software license vendor, (the "OEM and Software Financing Arrangements"), whereby we obtained financing for certain equipment and software license. As of December 31, 2025, the aggregate notional balance of our OEM and Software Financing Arrangements was $5.2 billion.
Additionally, we had $1.2 billion available capacity under our $2.5 billion Revolving Credit Facility as of December 31, 2025.
Refer to Note 10—Debt of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2025 and 2024 for additional information related to our debt.

Critical Accounting Estimates
Revenue Recognition
We generate revenue from the delivery of cloud computing services. Revenue is recognized when a customer obtains control of promised goods or services are delivered. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services. We recognize revenue in accordance with Accounting Standards Codification ("ASC"), Topic 606, Revenue from Contracts with Customers, or ASC 606.
When applying ASC 606, we also considered whether the contract meets the definition of a lease and is accounted for under the scope of ASC 842, Leases, which requires the transfer of control of an identified asset. Our analysis determined that while we provide cloud computing services utilizing underlying hardware, generally either there are no identified assets or customers do not control or direct the use of underlying hardware. We maintain discretion over server selection and deployment, provided we meet contractual obligations to maintain service quality and availability. Because the customer cannot direct the use of an identified asset, these arrangements are classified as service contracts under ASC 606 rather than leases.
We account for revenue by applying the following steps:
1.Identification of the contract, or contracts, with the customer.
2.Identification of the performance obligations in the contract.
3.Determination of the transaction price.
4.Allocation of the transaction price to the performance obligations in the contract.
5.Recognition of the revenue when, or as, a performance obligation is satisfied.
We allocate the total transaction price to each distinct performance obligation in an arrangement containing multiple performance obligations on a relative stand-alone selling price ("SSP") basis. The SSP reflects the price we would charge for a specific service if it were sold separately in similar circumstances and to similar customers. In instances where SSP is not directly observable, we determine the SSP using information that may include market conditions and other observable inputs. If a contract contains a single performance obligation, no allocation is required.
Revenue includes both committed contracts and on-demand access to cloud computing services. Committed contracts generally consist of two stand-ready obligations to process transactions, store data, and run customers' programs over a specified period, one being the compute infrastructure services and the other being the related support services. As these are both delivered ratably and over the same term, they are accounted for as one combined performance obligation. As a result, revenue is recognized ratably over the contract period. On-demand access is provided to customers on a consumption basis and is billed monthly in arrears based on usage of compute, storage, and other services in the period. As these contracts include an unknown quantity of transactions at a fixed contractual rate per transaction executed on a monthly basis, the contract price is deemed variable. Variable consideration primarily consists of potential reductions to the transaction price in the future, such as estimates of future potential credits to customers under availability of service agreements, amounts that may not be recognized as revenue due to delivery delays, and estimates of committed cloud computing capacity that we have the right to resell. Our estimate of such variable consideration is based on both historical experience and the specific facts and circumstances of the committed contracts. We allocate the variable consideration to the month in which we have the contractual right to bill under the contract as this represents the amount of consideration to which we expect to be entitled for the transfer of services during that month.
Leases
We determine if an arrangement meets the definition of a lease at the inception of the lease, with leases classified at commencement as either operating or finance leases. Operating leases are reported separately in our audited consolidated balance sheets. Finance leases are recognized within property and equipment, net, and as a finance liability separately presented in our audited consolidated balance sheets. The evaluation of whether a lease is an operating or a finance lease requires judgments in determining the expected lease term and the fair value of the leased asset.
Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease during the lease term. ROU assets are measured based on the discounted present value of the remaining lease payments, initial direct costs incurred, and prepaid lease payments, excluding lease incentives received prior to lease commencement. Lease liabilities are measured based on the discounted present value of the remaining lease payments at commencement date.
The fair value of the underlying leased assets is assessed based on comparable market data and discounted cash flow models, and supported by third-party valuation experts as needed. A lease is considered a finance lease if the net present value of the minimum lease payments equals or exceeds 90% of the fair market value of the leased property. A higher fair market value reduces the likelihood that a lease will be considered a finance lease.
We utilize our incremental borrowing rate to discount the present value of the remaining lease payments. The IBR is based on our estimated rate of interest for a collateralized borrowing with a similar term and payments and in economic environments where the leased asset was located.
The expected lease term is used in determining whether the lease is accounted for as an operating lease or a finance lease. We consider a lease to be a finance lease if the lease term exceeds 75% of the leased asset's useful life. For finance leases, ROU assets are amortized over the shorter of the lease term or the useful life of the underlying asset, unless the lease transfers ownership of the underlying asset or includes a purchase option that is reasonably certain to be exercised, in which case the asset is amortized over its useful life.
Many of our leases include escalation clauses, renewal options and termination options that are factored into the determination of lease payments when reasonably certain that we would exercise that option. Certain future minimum lease payments due under the lease agreements contain rent-free periods or escalating rent payment provisions. Our finance leases generally include purchase options and declining minimum payments.
Recent Accounting Pronouncements
See the sections titled "Recent Accounting Pronouncements Adopted" and "Recent Accounting Pronouncements Not Yet Adopted" in Note 1—Overview and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business, such as interest rate risk, foreign currency risk, and inflation risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest Rate Risk
As of December 31, 2025, we had cash and cash equivalents and marketable securities of $3.2 billion. In addition, we had $1.0 billion of restricted cash and cash equivalents consisting of bank deposits related to a collateralized loan facility and letter of credit. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We are exposed to interest rate risk related to our outstanding debt, as a rising interest rate environment may increase the amount of interest paid on these loans. For every 100-basis point increase or decrease in interest rates, our interest expense could increase or decrease by approximately $107 million based on the total balance of our outstanding debt as of December 31, 2025. The level of our interest rate risk is dependent on our debt exposure and is sensitive to changes in the general level of interest rates.
We have entered into interest rate swaps to mitigate the interest rate risk associated with certain floating interest rate debt.
Foreign Currency Risk
We transact business globally in multiple currencies. Our international costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are exposed to foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound, Canadian dollar, Euro and Swedish krona. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have foreign currency derivative contracts to mitigate certain of the foreign currency exchange risk of our assets and liabilities denominated in currencies other than the functional currency. These contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities.
Our foreign exchange derivative contracts had a total notional value of $1.2 billion as of December 31, 2025. We estimate that an unfavorable 10% change in the underlying exchange rates would result in unfavorable foreign exchange losses of approximately $120 million, which we expect would be offset by an inverse change in the fair value of the underlying exposure.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CoreWeave, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CoreWeave, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock, redeemable common stock, and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition — Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company generates revenue by providing cloud computing services for customers in several verticals, such as artificial intelligence, machine learning, visual effects rendering, platforms, pixel streaming, and batch processing. The Company recognizes revenue when services are delivered. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for services.
Significant judgments made by the Company in determining revenue recognition for certain customer contracts include the determination of whether the contracts with customers are accounted for as a revenue contract for cloud-based services or a lease contract for cloud computing equipment, and the identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., variable consideration and optional purchases).
We identified revenue recognition for certain customer contracts as a critical audit matter because of the significant judgments necessary for management to determine whether contracts with customers are accounted for as a revenue contract for cloud-based services or a lease contract for cloud computing equipment, and the identification and treatment of contract terms that may impact the timing and amount of revenue recognized for certain customer contracts. This required extensive audit effort and a high degree of auditor judgment to audit management’s conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for certain customer agreements included the following:
•We evaluated management's significant accounting policies related to certain customer agreements for reasonableness.
•We selected a sample of certain customer agreements and performed the following procedures:
•Obtained and read contract source documents for each selection, including order forms and other documents that form part of the contract.
•Tested management's identification and treatment of contract terms.
•Assessed the terms in the customer contract and evaluated the appropriateness of management's application of their accounting policies in the determination of revenue recognition conclusions.
•Tested the mathematical accuracy of management's calculations of revenue and the associated timing and amount of revenue recognized in the financial statements.
Consolidation Accounting for a Variable Interest Entity — Refer to Note 1 and Note 3 to the financial statements
Critical Audit Matter Description
The Company entered into a joint venture (“JV”) with a third-party infrastructure developer to support the acquisition and development of a multi-phase data center campus. The Company determined whether it holds a variable interest in the JV, whether the entity in which the Company has a variable interest is a variable interest entity (“VIE”), and whether the Company is required to consolidate the entity.
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
We identified the Company’s consolidation accounting conclusion with respect to its interest in the JV as a critical audit matter because of the significant judgments necessary for management to determine the primary beneficiary. This required a high degree of auditor judgment to evaluate management’s judgements in determining the activities that most significantly affect the JV’s economic performance based on the purpose and design of the entity and assessing whether the Company has the power to direct those activities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of whether the Company's consolidation accounting conclusion with respect to its interest in the JV included the following, among others:
•We read the relevant agreements related to the JV to understand the purpose and design of the JV and assessed the reasonableness of the Company’s determination of the primary beneficiary of the JV, including its determination of the activities that most significantly affect the JV’s economic performance and assessing which party has the power to direct those activities.
•We evaluated the appropriateness of the related disclosures included in Note 1 and Note 3 to the financial statements.

/s/ Deloitte & Touche LLP
San Jose, CA
March 2, 2026

We have served as the Company's auditor since 2024.

COREWEAVE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$3,127	$1,361
Restricted cash and cash equivalents, current	819	37
Marketable securities	34	—
Accounts receivable, net	3,169	417
Prepaid expenses and other current assets	339	101
Total current assets	7,488	1,916
Restricted cash and cash equivalents, non-current	184	637
Restricted marketable securities, non-current	—	29
Property and equipment, net	30,557	11,915
Operating lease right-of-use assets	8,231	2,590
Intangible assets, net	235	5
Goodwill	1,101	20
Other non-current assets(a)	1,506	721
Total assets	$49,302	$17,833
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,623	$868
Accrued liabilities	5,773	356
Debt, current(a)	6,708	2,468
Deferred revenue, current	1,709	769
Operating lease liabilities, current	427	213
Finance lease liabilities, current	38	58
Other current liabilities(a)	162	231
Total current liabilities	16,440	4,963
Debt, non-current(a)	14,665	5,458
Derivative and warrant liabilities	1	200
Deferred revenue, non-current	6,476	3,295
Operating lease liabilities, non-current	7,768	2,389
Finance lease liabilities, non-current	216	34
Deferred tax liabilities, non-current	115	149
Other non-current liabilities	286	37
Total liabilities	45,967	16,525
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock(a)
Redeemable convertible preferred stock, $0.000005 par value per share, no and 206 shares authorized as of December 31, 2025 and 2024, respectively; no and 185 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	1,722
Stockholders' equity (deficit)
Preferred stock, $0.000005 par value per share, 100 and no shares authorized as of December 31, 2025 and 2024, respectively; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.000005 par value per share, 3,000 and 541 shares authorized as of December 31, 2025 and 2024, respectively; 401 and 121 shares issued as of December 31, 2025 and 2024, respectively; and 394 and 115 shares outstanding as of December 31, 2025 and 2024, respectively	—	—
Class B common stock, $0.000005 par value per share, 200 and 150 shares authorized as of December 31, 2025 and 2024, respectively; 108 and 118 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class C common stock, $0.000005 par value per share, 200 and no shares authorized as of December 31, 2025 and 2024, respectively; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Treasury stock, at cost, 7 shares as of December 31, 2025 and 2024	(34)	(34)
Additional paid-in capital	6,012	1,096
Accumulated deficit	(2,643)	(1,476)
Total stockholders' equity (deficit)	3,335	(414)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$49,302	$17,833
(a)Refer to Note 14—Related-Party Transactions for further information on related party arrangements.

The accompanying notes are an integral part of these consolidated financial statements.

COREWEAVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue	$5,131	$1,915	$229
Operating expenses:
Cost of revenue	1,453	493	69
Technology and infrastructure	2,929	961	131
Sales and marketing	144	18	13
General and administrative	651	119	30
Total operating expenses	5,177	1,591	243
Operating income (loss)	(46)	324	(14)
Gain (loss) on fair value adjustments	27	(756)	(534)
Interest expense, net(a)	(1,229)	(361)	(28)
Other income, net	33	49	18
Loss before income taxes	(1,215)	(744)	(558)
Provision for (benefit from) income taxes	(48)	119	36
Net loss and comprehensive loss	$(1,167)	$(863)	$(594)
Net loss attributable to common stockholders, basic	$(1,196)	$(937)	$(594)
Net loss attributable to common stockholders, diluted	$(1,223)	$(937)	$(594)
Net loss per share attributable to common stockholders, basic	$(2.75)	$(4.30)	$(3.09)
Net loss per share attributable to common stockholders, diluted	$(2.81)	$(4.30)	$(3.09)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	435	218	192
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	436	218	192
(a)Refer to Note 14—Related-Party Transactions for further information on related party arrangements.
The accompanying notes are an integral part of these consolidated financial statements.

COREWEAVE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except per share data)

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Treasury Stock	Additional paid-in capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2023	84	$5	—	$—	180	$—	$—	$8	$(19)	$(11)
Conversion of convertible promissory notes to Series B-1 redeemable convertible preferred stock	12	5	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0 million and Series B tranche liability of $10 million	76	411	—	—	—	—	—	—	—	—
Partial settlement of Series B tranche option	—	46	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock for secondary offering	(17)	(2)	—	—	18	—	—	2	—	2
Issuance of common stock for private placement	—	—	—	—	4	—	—	15	—	15
Issuance of common stock for business combination	—	—	—	—	2	—	—	—	—	—
Exercise of stock options	—	—	—	—	4	—	—	2	—	2
Repurchase of common stock	—	—	—	—	(4)	—	(32)	—	—	(32)
Issuance of common stock warrants in connection with debt financing	—	—	—	—	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	(594)	(594)
Balance, December 31, 2023	155	$465	—	$—	204	—	$(32)	$48	$(613)	$(597)
Issuance of Series B redeemable convertible preferred stock	4	25	—	—	—	—	—	—	—	—
Closing settlement of Series B tranche option	—	70	—	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $3 million	30	1,146	—	—	—	—	—	—	—	—

Cash dividend on Series C redeemable convertible preferred stock	—	—	—	—	—	—	—	(59)	—	(59)
Paid-in-kind dividend on Series C redeemable convertible preferred stock	—	16	—	—	—	—	—	(15)	—	(15)
Conversion of convertible notes to common stock	—	—	—	—	24	—	—	1,080	—	1,080
Exercise of stock options	—	—	—	—	3	—	—	3	—	3
Repurchase of common stock for business combination	—	—	—	—	(2)	—	—	—	—	—
Repurchases of common stock from an employee	—	—	—	—	—	—	(2)	—	—	(2)
Conversion of redeemable convertible preferred stock to common stock for secondary offering	(4)	—	—	—	4	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	(863)	(863)
Balance, December 31, 2024	185	$1,722	—	$—	233	$—	$(34)	$1,096	$(1,476)	$(414)
Cash dividend on Series C redeemable convertible preferred stock	—	—	—	—	—	—	—	(29)	—	(29)
Reclassification of warrant liabilities to equity	—	—	—	—	—	—	—	173	—	173
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	36	—	—	1,392	—	1,392
Conversion of redeemable convertible preferred stock in connection with initial public offering	(185)	(1,722)	30	1,163	155	—	—	559	—	559
Issuance of common stock for contract incentive	—	—	—	—	9	—	—	350	—	350
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	6	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	—	—	(2)	—	—	(120)	—	(120)
Issuance of common stock upon underwriters' exercise of over-allotment option, net of underwriting discounts and commissions	—	—	—	—	2	—	—	68	—	68

Issuance of common stock, restricted stock units, and restricted stock awards for business combinations	—	—	—	—	20	—	—	1,013	—	1,013
Tax withholdings on issuance of common stock and restricted stock awards for business combinations	—	—	—	—	—	—	—	(24)	—	(24)
Exercise of stock options	—	—	—	—	13	—	—	20	—	20
Reclassification of redeemable Class A common stock to Class A common stock	—	—	(30)	(1,163)	30	—	—	1,163	—	1,163
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	4	—	4
Purchase of capped calls related to convertible senior notes	—	—	—	—	—	—	—	(340)	—	(340)
Stock-based compensation expense	—	—	—	—	—	—	—	687	—	687
Net loss	—	—	—	—	—	—	—	—	(1,167)	(1,167)
Balance, December 31, 2025	—	$—	—	$—	502	$—	$(34)	$6,012	$(2,643)	$3,335

The accompanying notes are an integral part of these consolidated financial statements.

COREWEAVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net loss	$(1,167)	$(863)	$(594)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,454	863	103
Amortization of debt discounts and issuance costs and accretion of redemption premiums	110	33	16
Stock-based compensation expense	630	31	15
Non-cash lease expense	357	123	20
Deferred income taxes	(53)	113	36
Loss (gain) on fair value adjustments	(27)	756	534
Debt extinguishment loss	19	12	—
Other non-cash reconciling items	103	3	1
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(2,749)	(280)	(162)
Prepaid expenses and other assets	(784)	(514)	(139)
Accounts payable and accrued expenses	253	511	27
Deferred revenue	4,174	2,049	1,986
Lease liabilities	(262)	(88)	(9)
Other liabilities	—	—	(1)
Net cash provided by operating activities	$3,058	$2,749	$1,833
Cash flows from investing activities:
Purchase of property and equipment, including capitalized internal-use software	(10,309)	(8,702)	(2,943)
Purchases of marketable securities	(47)	(34)	(172)
Maturities and sales of marketable securities	43	188	6
Sales of warrants received as lease incentive	254	—	—
Business combinations, net of cash acquired	(108)	—	—
Issuance of notes receivable	(90)	(60)	—
Other investing activities	(14)	(50)	(39)
Net cash used in investing activities	$(10,271)	$(8,658)	$(3,148)
Cash flows from financing activities:
Proceeds from issuance of debt, net	11,829	7,018	1,404
Repayments of debt	(3,399)	(589)	(2)
Purchase of capped calls related to convertible senior notes	(340)	—	—
Proceeds from initial public offering, net of underwriting discounts and commissions	1,491	—	—
Redeemable convertible preferred stock cash dividends paid	(29)	(58)	—
Issuance of redeemable convertible preferred stock, net of issuance costs	—	1,172	421
Payment of tax withholdings on settlement of restricted stock units	(144)	—	—
Proceeds from exercise of stock options	20	3	2
Proceeds from issuance of common stock	—	—	15
Other financing activities	(120)	(82)	(52)
Net cash provided by financing activities	$9,308	$7,464	$1,788
Net increase in cash, cash equivalents, and restricted cash	$2,095	$1,555	$473
Cash, cash equivalents, and restricted cash—beginning of period	2,035	480	7
Cash, cash equivalents, and restricted cash—end of period	$4,130	$2,035	$480
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized amounts	$869	$184	$—
Non-cash investing and financing activities:
Liabilities related to property and equipment additions, including OEM financed additions	$11,151	$893	$482
Operating lease right-of-use assets acquired through lease liability	5,836	2,222	481
Finance lease right-of-use assets acquired through lease liability	343	142	—
Warrants received as lease incentive	222	—	—
Conversion of redeemable convertible preferred stock in connection with initial public offering	1,722	—	—
Reclassification of redeemable Class A common stock to Class A common stock	1,163	—	—
Issuance of common stock, restricted stock units, and restricted stock awards for business combinations	1,013	—	—
Fair value of convertible promissory note issued for a business combination	167	—	—
Issuance of common stock for contract incentive	350	—	—
Reclassification of warrant liabilities to equity	173	—	—
Issuance of common stock in connection with conversion of convertible notes	—	1,080	—
Reclassification of customer deposit to debt	230	—	—
Capitalized interest not yet paid	69	32	41
Stock-based compensation capitalized as internal-use software	59	7	2
Settlement of Series B tranche liability	—	70	46
Non-cash investments	77	10	—
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$3,127	$1,361	$217
Restricted cash and cash equivalents, current	819	37	43
Restricted cash and cash equivalents, non-current	184	637	220
Total cash, cash equivalents, and restricted cash	$4,130	$2,035	$480
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Summary of Significant Accounting Policies
Organization and Description of Business
CoreWeave, Inc. (together with its subsidiaries, the "Company" or "CoreWeave"), was originally formed as a Delaware limited liability company in 2017 and then converted to a Delaware corporation in 2018. The Company is headquartered in Livingston, New Jersey. The Company is a modern cloud infrastructure technology company that offers the CoreWeave Cloud Platform that consists of proprietary software and cloud services that deliver the automation and efficiency needed to manage complex artificial intelligence ("AI") infrastructure at scale.
Initial Public Offering
In March 2025, the Company completed its initial public offering ("IPO"), in which the Company issued and sold 37 million shares of its Class A common stock at a public offering price of $40.00 per share, which resulted in net proceeds of $1.4 billion after deducting the underwriting discounts and commissions and before deducting offering costs payable by the Company of $31 million. In April 2025, the underwriters exercised a portion of their over-allotment option and purchased from the Company an additional 2 million shares of Class A common stock at the public offering price, which resulted in net proceeds to the Company of $68 million after deducting the underwriting discounts and commissions.
In connection with the IPO, all outstanding shares of the Company's Series Seed, Series A, Series B, and Series B-1 redeemable convertible preferred stock automatically converted into 155 million shares of Class A common stock, and all outstanding shares of the Company's Series C redeemable convertible preferred stock were automatically converted into 30 million shares of redeemable Class A common stock. Refer to Note 11— Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for additional information.
In connection with the IPO, the Company recognized $177 million of stock-based compensation expense, net of $17 million of capitalized costs, primarily related to the development of internal-use software, associated with vested restricted stock units ("RSUs") with a liquidity-event performance-based vesting condition which was satisfied in connection with the IPO and for which the service-based vesting condition had also been satisfied as of that date. Concurrently with the IPO, the Company issued shares of its Class A common stock upon settlement of RSUs subject to such performance-based vesting conditions. To meet the related tax withholding requirements for the net settlement of the vested RSUs, the Company withheld 0.4 million shares underlying such equity awards, resulting in the net issuance of 0.5 million shares of Class A common stock. Refer to Note 11—Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for additional information.
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
Prior to the IPO, deferred offering costs, which consisted of accounting, legal and other fees directly related to the IPO, were capitalized as other non-current assets on the consolidated balance sheets. In connection with the IPO, $31 million of deferred offering costs were reclassified to stockholders' equity (deficit) as a reduction of the net proceeds received from the IPO.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
During the year ended December 31, 2025, the Company elected to change the presentation of its financial statements and accompanying footnote disclosures from thousands to millions. The change in presentation had no material impact on previously reported financial information, but certain amounts reported for prior periods may differ by insignificant amounts due to the nature of rounding relative to the change in presentation. In addition, historical percentages and per share amounts presented may not add to their respective totals or recalculate due to rounding.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. Significant estimates include the useful lives assigned to property and equipment; the fair value of lease assets; the discount rates used for operating and finance leases; accounting for income taxes, including the valuation allowance on deferred tax assets and the measurement of uncertain tax positions; stock-based compensation, including the determination of the fair value of the Company's common stock prior to the IPO; the fair value of financial assets and liabilities; valuation of acquired intangible assets; and the assessment of recoverability of intangible assets and their estimated useful lives. Assumptions are reviewed regularly to ensure they remain relevant and reasonable, particularly in areas of high subjectivity. The Company bases its estimates on historical experience and assumptions that management considers reasonable.
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's foreign subsidiaries is the U.S. dollar.
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized in other income, net in the consolidated statements of operations and comprehensive loss. Foreign currency transaction losses were $60 million for the year ended December 31, 2025. Foreign currency transaction gains and losses were not material for the years ended December 31, 2024 and 2023.
Concentration of Risk
The Company is subject to certain risks and uncertainties that could have a material adverse effect on its business, financial condition, results of operations, or cash flows primarily due to concentration of credit risk, significant customers, and supplier concentration.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, accounts receivable, and marketable securities. The Company maintains its cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions mainly in the United States, where the composition and maturities are regularly monitored by the Company. The Company grants credit to its customers in the normal course of business, exposing it to credit risk in the event of nonrepayment by customers. The Company has not experienced any material losses in such accounts.
Customer Concentration

The following customers accounted for 10% or more of the Company's revenue for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023

Customer A	67%	62%	35%
Customer B	*	15%	17%
Customer C	*	*	21%
Customer D	*	*	*
* Customer did not represent 10% or more of revenue
The customer references of A through D may represent different customers than those reported in a previous period.
Customer A and D accounted for 68% and 11% of accounts receivable, net, respectively, as of December 31, 2025. Customer A accounted for 66% of accounts receivable, net as of December 31, 2024.
Supplier Concentration
Certain materials, products, and equipment used by the Company in its operations are available from a limited number of suppliers. Shortages could occur in these materials, products, and equipment due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain materials, products, and equipment at all or at acceptable prices, it would be required to reduce its operations, which could have a material adverse effect on its results of operations.
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents
Cash primarily consists of cash in banks and bank deposits. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds in the Company's investment accounts maintained in financial institutions. The Company maintains cash balances in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any material losses in such accounts.
The Company has restricted cash and cash equivalents that consist of bank deposits related to a collateralized loan facility and letters of credit. Restricted cash and cash equivalents also consist of customer deposits subject to a waterfall mechanism, which prioritizes payments for operating expenses, administrative fees, and scheduled debt service obligations before funds are released to the Company for general corporate use on a monthly or quarterly basis, in accordance with respective collateralized loan facilities. Such releases are subject to the satisfaction of specified distribution conditions, including compliance with financial covenants and the absence of defaults or specified performance trigger events. Restricted cash is classified as current and non-current assets based on the term of the remaining restriction.
Refer to Note 3—Investments and Fair Value Measurements and Note 10—Debt for additional information on restricted cash.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily consist of amounts billed that are currently due from customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company's accounts receivable balances are subject to collection risk and the Company regularly assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The allowance for credit losses reflects the best estimate of probable losses in the accounts receivable balance. The Company determines the allowance based on known troubled accounts; historical experience; current and anticipated macroeconomic conditions that could impact the Company's customers, such as unemployment, inflation, and regulatory matters; and other currently available information. The Company's allowance for expected credit losses was not material as of December 31, 2025 and 2024. Additions to and write-offs against the allowance for expected credit losses were not material for the years ended December 31, 2025, 2024, and 2023.
Notes Receivable
Notes receivable are related to the DCSP Financing Arrangements (as defined in Note 10—Debt ) and reported at the outstanding principal value plus accrued and unpaid interest. An allowance for credit losses on notes receivable is established when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. The Company considers certain factors, including the credit risk and financial condition of the borrower, the borrower's ability to pay current obligations, historical trends, and macroeconomic conditions. The Company evaluates the extent and impact of any credit deterioration that could affect the performance and the value of the assets, as well as the financial and operating capability of the borrower. As of December 31, 2025 and 2024, the Company determined the carrying amount of the notes receivable to be fully collectible.
The Company's note receivable meets the criteria for right of setoff under the DCSP Financing Arrangements. The Company will recognize interest income under certain conditions due to the setoff nature of the DCSP Financing Arrangements.
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
The Company's financial instruments include cash, cash equivalents, restricted cash, accounts receivable, marketable securities, accounts payable, accrued liabilities, derivatives, warrant liabilities and Series B tranche liabilities. Cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. Cash equivalents, restricted marketable securities, derivatives, warrant assets and warrant liabilities are stated at fair value on a recurring basis.
Adjustments to the fair value of certain financial liabilities, such as the warrant liabilities related to the 2022 Senior Secured Notes (as defined in Note 14—Related-Party Transactions), are recorded as fair value adjustments in the consolidated statements of operations and comprehensive loss. In March 2025, these warrant liabilities were modified and the Company concluded that the warrants met the requirements for equity classification and are no longer remeasured at fair value.
During the year ended December 31, 2025, the Company received warrants, which were accounted for as a derivative instruments and were measured at fair value each reporting period using the Black-Scholes option-pricing model with gains and losses recorded in other income, net in the consolidated statements of operations and comprehensive loss. Key inputs and assumptions used in the valuations included risk-free interest rates, common stock values, equity volatilities, expected terms, exercise prices, and details specific to the warrants. Changes in one or more of these inputs and assumptions could significantly impact the fair-value determination. Refer to Note 3—Investments and Fair Value Measurements for further details.
Marketable Securities
Marketable securities consist of certificates of deposit and marketable debt securities that the Company has classified and accounted for as available for sale.
The Company considers marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these as short-term marketable securities on the consolidated balance sheets.
The Company carries these securities at fair value and reports the unrealized gains and losses, net of taxes, as a component of stockholders' equity (deficit), except for changes in allowance for expected credit losses, which are recorded in other income, net, in the consolidated statements of operations and comprehensive loss.

The Company periodically evaluates its available-for-sale debt securities for impairment. If the amortized cost of an individual security exceeds its fair value, the Company considers its intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the Company writes down the security to its fair value and records the impairment charge in other income, net, in the consolidated statements of operations and comprehensive loss. If neither of these criteria are met, the Company determines whether a credit loss exists. Credit loss is estimated by considering changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors.
Strategic Investments
The Company holds strategic investments in the form of equity securities of privately held entities to support its business and strategic objectives in which the Company does not have a controlling interest. Equity securities of privately held entities that do not have a readily determinable fair value and for which the Company does not have a controlling financial interest or exercise significant influence are measured at cost, with subsequent adjustments for observable price changes of identical or similar securities, and impairments. These adjustments are recognized through other income, net, in the Company's consolidated statements of operations and comprehensive loss. The Company reviews its strategic investments for indicators of impairment at each reporting period. If an indicator of impairment exists, the amount by which the carrying value exceeds the fair value of the investment is recorded as a loss in the Company's consolidated statements of operations and comprehensive loss.
The Company reports the strategic investments in other non-current assets on the consolidated balance sheets. As of December 31, 2025 and 2024, the carrying value of the Company's strategic investments was $117 million and $102 million, respectively.
Property and Equipment, Net
Property and equipment, net is stated at historical cost less accumulated depreciation and amortization. Construction in progress is related to the construction or development of property and equipment that has not yet been placed into service for its intended use. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs that do not extend the lives of the respective assets are expensed as incurred.
Effective January 1, 2023, the Company changed its estimate of the useful life for its computing equipment utilized in data centers from five to six years, reflecting continuous advancements in hardware performance, software optimization, and data center design improvements. The effects of this change in estimate for the year ended December 31, 2023 on computing equipment that was included in property and equipment, net on the consolidated balance sheets as of December 31, 2023 was a reduction in total expenses of $20 million. The per share impact of the change in estimate was a $0.10 increase for the year ended December 31, 2023.
The estimated useful lives of the Company's property and equipment are as follows:

Technology equipment	6 years
Software	3-6 years
Data center equipment and leasehold improvements	Shorter of remaining lease term or estimated useful life of up to 12 years
Furniture, fixtures, and other assets	3-5 years
Capitalized Interest Costs
The Company capitalizes certain interest costs associated with the construction of data centers and purchases of related technology equipment during the period in which expenditures have been made and activities are in progress to prepare the assets for their intended use. The interest costs incurred in the construction of the data centers are considered a part of the assets' historical cost and are depreciated over the estimated useful lives of the underlying assets.
Capitalized Internal-Use Software
The Company capitalizes costs incurred to acquire, internally develop, or modify software solely for the Company's internal use, including hosted applications used to deliver the Company's support services, and certain implementation costs incurred in a hosting arrangement that is a service contract. For internally developed or modified software, capitalization occurs when the preliminary project stage is complete, management, with the relevant authority, authorizes and commits to the funding of the software project, and it is probable the project will be completed and used to perform the intended function. Capitalized costs primarily consist of costs to acquire software and salaries and payroll-related costs for employees directly involved in development efforts. Costs incurred during the preliminary project stage and during the post-implementation operational stage, including maintenance costs, are expensed as incurred. Costs incurred for software upgrades are capitalized if they result in additional functionalities or substantial enhancements. Capitalized software development costs are included in property and equipment, net on the consolidated balance sheets, are amortized on a straight-line basis over the software's estimated useful life, which is between three and six years, and amortization is recorded in technology and infrastructure in the consolidated statements of operations and comprehensive loss.
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company accounts for these obligations in accordance with Accounting Standards Codification ("ASC") 410, Asset Retirement and Environmental Regulations. The Company recognizes asset retirement obligations in the period in which they are placed in service, if a reasonable estimate of fair value can be made. Asset retirement obligations are initially measured at fair value and subsequently adjusted for changes in fair value. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over its estimated useful life or lease term, as applicable. The Company's asset retirement obligations primarily relate to contractual requirements under certain data center lease agreements to remove specified equipment and restore the premises to an agreed-upon condition upon lease termination.
Business Combinations
When the Company acquires a business, the purchase price is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users and acquired technology from a market participant perspective, future changes in technology, royalty rates for similar assets, useful lives and discount rates. For certain assets where the replacement cost valuation methodology is applied, significant estimates include the cost to recreate such assets. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company's consolidated statements of operations and comprehensive loss. The Company includes the results of operations of the business that it acquires as of the acquisition date. Acquisition-related expenses are expensed as incurred and are typically included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Goodwill and Intangible Assets
Goodwill is evaluated for impairment annually in the fourth quarter for the Company's single reporting unit, and whenever events or changes in circumstances indicate that goodwill may be impaired. In performing its annual assessment, the Company can opt to perform a qualitative assessment to test for impairment, or it can directly perform a quantitative assessment. Based on the Company's qualitative assessment, if it is determined that the fair value of the reporting unit is, more likely than not, less than its carrying amount, then the quantitative assessment is performed. Any excess of the reporting unit's carrying amount over its fair value is recorded as an impairment loss.
The Company's definite-lived intangible assets are carried at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company estimates the useful life by estimating the expected period of economic benefit. The estimated weighted-average useful lives for each class of intangible assets are as follows:

Acquired technologies	5 years
Customer relationships	11 years
Trade names	5 years

Amortization of intangible assets is classified to cost of revenue, technology and infrastructure, or sales and marketing in the consolidated statements of operations and comprehensive loss based on the function and use of the underlying assets.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, right-of-use assets and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The recoverability of the long-lived asset or asset group is assessed by comparing the undiscounted future cash flows expected to be generated by the asset or asset group to its carrying value.
If the carrying amount of a long-lived asset or asset group exceeds the expected undiscounted cash flows, an impairment loss is recognized in an amount equal to the excess of the asset or asset group's carrying value over its fair value. Fair value is determined using valuation techniques such as discounted cash flow models, market comparisons, and, where applicable, independent third-party appraisals.
For the years ended December 31, 2025, 2024, and 2023, no material impairment charges were recorded.
Leases
The Company has lease agreements primarily for data centers, office buildings, storage spaces and equipment. The Company accounts for leases in accordance with ASC 842, Leases ("ASC 842"). The Company determines if an arrangement meets the definition of a lease at the inception and leases are classified at commencement as either operating or finance leases.
Right-of-use ("ROU") assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease agreement. Lease liabilities are measured at the commencement date based on the present value of the remaining lease payments over the lease term. ROU assets are initially measured at an amount equal to the lease liability, adjusted for initial direct costs incurred, prepaid lease payments, and lease incentives received prior to lease commencement. As most of the leases do not provide an implicit interest rate, the Company uses the incremental borrowing rate determined at lease commencement, based on the estimated interest rate for collateralized borrowing with similar terms and payments and in economic environments where the leased asset was located.
The lease term includes the non-cancelable period of the lease and periods covered by renewal options that the Company is reasonably certain to exercise, and excludes periods subject to termination options that the Company is reasonably certain not to exercise. When assessing the reasonableness of exercising lease renewal options, the Company takes into account all relevant facts and circumstances that contribute to the economic benefits associated with exercising the lease renewal options, which includes the expected changes in facts and circumstances between the commencement of the lease term and the exercise date of the options. Payments under the Company's lease agreements are primarily fixed; however, certain lease agreements contain variable payments, which generally relate to costs associated with common area maintenance, utilities reimbursed to the landlord, and physical security expenses within certain lease agreements. Variable payments do not give rise to ROU assets or lease liabilities and are expensed as incurred.
The Company made an accounting policy election for lease agreements with a term of 12 months or less and does not recognize ROU assets and lease liabilities in respect of those agreements. Any payments related to short-term leases are expensed as incurred. The Company has elected the practical expedient to not separate lease and nonlease components across all asset classes. Operating lease expense is recognized on a straight-line basis within total operating expenses in the consolidated statements of operations and comprehensive loss over the lease term. Amortization expense of finance lease ROU assets is recognized on a straight-line basis over the lease term and the interest component of a finance lease is recognized utilizing the effective interest method over the lease term and included in interest expense, net in the consolidated statements of operations and comprehensive loss. The Company's finance leases generally include purchase options and declining minimum payments. The Company currently does not have any lease arrangements with residual value guarantees.

Derivative Financial Instruments and Hedging
The Company uses derivative financial instruments to manage risk associated with interest rate and foreign currency fluctuations. These instruments include interest rate swaps designated as cash flow hedges and foreign exchange forward contracts used as non-designated economic hedges. All derivative instruments are recognized on the consolidated balance sheets at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). The Company's interest rate swaps and foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The Company does not enter into derivatives for trading or speculative purposes.
Power Purchase Agreements
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
Generally, derivative assets and liabilities are presented on a gross basis on the consolidated balance sheets and classified as either current or non-current based on the timing of expected settlement. Cash flows associated with derivatives are classified in the same category as the cash flows from the items being hedged.
Interest Rate Swaps
The Company enters into interest rate swaps to hedge the variability of cash flows related to interest payments on variable-rate debt. These swaps are designated as cash flow hedges under ASC 815, and therefore the changes in the fair-value of these swaps are recorded in accumulated other comprehensive loss and reclassified into earnings (interest expense, net) when the hedged interest payment is recognized. The Company assesses hedge effectiveness at inception, and on a quarterly basis thereafter, to ensure the hedging relationship is highly effective. As of December 31, 2025, all interest rate swaps were deemed highly effective. Refer to Note 3—Investments and Fair Value Measurements for additional information.
Foreign Exchange Forward Contracts
The Company uses forward contracts to mitigate foreign currency risk associated with foreign currency-denominated leasing liabilities. These contracts are not designated as accounting hedges under ASC 815 and therefore considered economic hedges. Changes in the fair-value of these forward contracts are recognized immediately in earnings within other income, net. Refer to Note 3— Investments and Fair Value Measurements for additional information.
Joint Ventures
The Company may, from time to time, enter into joint venture arrangements. The Company evaluates its investments in accordance with ASC 810, Consolidation, to determine whether the entity is a VIE for which the Company is the primary beneficiary, or a VOE for which the Company has a controlling financial interest, in which case the investment is consolidated. For investments that are not consolidated, but over which the Company has the ability to exercise significant influence, including certain joint ventures, the Company accounts for such investments using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures.
Revenue Recognition
The Company generates revenue from the delivery of cloud computing services. Revenue is recognized when promised services are delivered. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for these services. The Company recognizes revenue in accordance with ASC, Topic 606, Revenue from Contracts with Customers ("ASC 606").
When applying ASC 606, the Company also considers whether the arrangement meets the definition of a lease under ASC 842, which requires the transfer of control of an identified asset. The Company determined that while it provides cloud computing services utilizing underlying hardware, generally either there are no identified assets or customers do not control or direct the use of underlying hardware. As such, these arrangements do not meet the definition of a lease under ASC 842 and are accounted for as service contracts under ASC 606.
The Company accounts for revenue by applying the following steps:
1.Identification of the contract, or contracts, with the customer
2.Identification of the performance obligations in the contract
3.Determination of the transaction price
4.Allocation of the transaction price to the performance obligations in the contract
5.Recognition of the revenue when, or as, a performance obligation is satisfied
The Company primarily generates revenue by providing cloud computing services for customers in several verticals, such as artificial intelligence, machine learning, visual effects rendering, platforms, pixel streaming, and batch processing. These services are offered both on a committed contract and on-demand basis. Customers do not take possession of software or hardware used to provide the services.
Committed Contracts—These service arrangements provide customers with access to cloud computing capacity across the Company's various data centers over a specified duration. Revenue is recognized ratably over the contract period. The initial contract period generally ranges from one to six years. The terms of these contracts are typically structured as "take-or-pay" agreements, requiring payment regardless of the level of utilization. Additionally, customers under committed contracts often make a prepayment that is recorded as deferred revenue and consumed based on the terms of the contract.
On-Demand Contracts—These service arrangements provide customers with access to the Company's cloud computing capacity on a consumption basis, with billing occurring monthly in arrears based on actual hourly usage of compute, storage, and other services. Revenue is recognized as the services are consumed. Customers may also prepay for on-demand services. The prepayments are initially recorded as deferred revenue and recognized as the cloud computing services are transferred to the customer.
The Company's contracts with customers may contain multiple promised services. To the extent a customer contract includes multiple promised services, the Company determines whether promised services should be accounted for as a separate performance obligation. Contracts with options to purchase additional capacity or extend terms are evaluated to determine if the arrangement includes promises that may represent a material right and be accounted for as a separate performance obligation. The Company allocates revenue to each performance obligation based on its relative stand-alone selling price ("SSP"). The SSP reflects the price the Company would charge for a specific service if it were sold separately in similar circumstances and to similar customers. When determining the SSP, the Company maximizes the use of observable inputs and considers the historical selling price of these performance obligations in similar transactions, as well as current pricing practices and other observable inputs including, but not limited to, customer size.
Certain customers receive incentives or credits, which constitute payments to customers. Consideration provided upfront to customers is recorded as a contra-revenue asset. Revenue is recognized net of the contra-revenue asset amount over time as the Company provides the related cloud computing services.
The Company applies the practical expedient in ASC 606 and did not evaluate contract terms where the time period between payment and service delivery is one year or less for the existence of a significant financing component. If the period between transfer of the promised services and payment is more than one year, the Company analyzes whether a significant financing component is present. If so, the Company adjusts the total consideration to reflect the significant financing component.
Revenue is recognized net of any taxes collected from customers (e.g., sales tax and other indirect taxes), which are subsequently remitted to governmental entities. The Company generally does not offer a right of refund in its contracts other than for cases of the Company's uncured material breach of the agreement, bankruptcy or insolvency.
Contract Balances
Contract assets represent the Company's rights to consideration in exchange for cloud computing services that the Company has transferred to a customer but where the right to consideration is conditional on something other than the passage of time. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing the customer, resulting in an unbilled accounts receivable. These unbilled accounts receivable represent amounts earned but not yet invoiced and are recognized in accordance with the performance obligations satisfied. Such amounts have not been material for the periods presented.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company invoices in advance of performance under a contract. The current portion of the deferred revenue balance is expected to be recognized as revenue during the 12-month period after the consolidated balance sheet date. The non-current portion of the deferred revenue balance is expected to be recognized as revenue following the 12-month period after the consolidated balance sheet date.
Remaining performance obligations ("RPO") represent the aggregate amount of the transaction price, net of estimated variable consideration, allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Variable consideration primarily consists of potential reductions to the transaction price in the future, such as estimates of future potential credits to customers under availability of service agreements, amounts that may not be recognized as revenue due to delivery delays, and estimates of committed cloud computing capacity that the Company has the right to resell. The Company's estimate of such variable consideration is based on both historical experience and the specific facts and circumstances of the committed contracts included in the Company's RPO. RPO includes both billed and unbilled consideration from the Company's committed contracts.
Costs to Obtain a Contract
The Company capitalizes sales commissions and associated payroll taxes paid to sales personnel that are incremental to the acquisition of customer contracts. The Company determines whether costs should be deferred based on its sales compensation plans and if the commissions are incremental and would not have occurred absent the customer contract. Total capitalized costs to obtain a contract were not material during the periods presented and are included in other current and non-current assets on the consolidated balance sheets.
Cost of Revenue
Cost of revenue primarily consists of direct costs for data centers, including costs associated with the Company's facilities, such as rent, utilities including power, depreciation and amortization, including depreciation of power installation and distribution systems, and personnel costs for employees involved in data center operations and customer success, including salaries, bonuses, benefits, stock-based compensation expense and other related expenses.
The Company operates data centers across the world and has co-location service agreements with several well-established data center vendors. These agreements generally commit the Company to pay monthly fees plus additional fees for bandwidth usage above the committed level. Certain co-location agreements do not meet the definition of a lease and are expensed under cost of revenue. However, those that do meet the definition of a lease are recognized as operating lease ROU assets and operating lease liabilities and are amortized over the lease term.
Technology and Infrastructure
Technology and infrastructure expense consists of costs associated with the Company's infrastructure, such as depreciation and amortization related to the Company's servers, switches, networking equipment and internally developed software, personnel costs for employees associated with research and development of new and existing products and services or with maintaining the Company's computing infrastructure, such as salaries, bonuses, benefits, stock-based compensation expense, travel expenses, and other related expenses; and costs related to software subscriptions. The Company's technology and infrastructure efforts are dedicated towards developing new services, improving the Company's existing infrastructure, adding new features, bringing the latest compute technology to market and improving the accessibility of the Company's services. Research and development costs were $352 million, $56 million, and $21 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
Sales and Marketing
Sales and marketing expense consists of personnel costs associated with selling and marketing the Company's CoreWeave Cloud Platform, such as salaries, stock-based compensation expense, bonuses, commissions, and other related expenses, sponsorship fees, advertising costs associated with marketing programs, and third-party professional service costs. Advertising costs, which are expensed as incurred are also included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expense was $27 million for the year ended December 31, 2025 and not material for the other periods presented.

General and Administrative
General and administrative expense consists of costs associated with corporate functions including the Company's finance, legal, human resources, and facilities. These costs include personnel costs, such as salaries, stock-based compensation expense, bonuses, benefits, and other related expenses, third-party professional services costs, such as legal, accounting, and audit services, and costs related to software subscriptions.
Stock-Based Compensation
Stock-based compensation expense related to stock-based awards is recognized based on the fair value of the awards granted. The fair value of each stock option award is estimated on the grant date utilizing the Black-Scholes option-pricing model. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, including the awards with graded vesting and no additional conditions for vesting other than service conditions. Forfeitures are accounted for as they occur.
The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the stock option, the expected volatility of the price of the Company's common stock, risk-free interest rates, and the expected dividend yield of common stock. The assumptions used to determine the fair value of the option awards represent management's best estimates. These estimates involve inherent uncertainties and the application of management's judgment.
Prior to the IPO in March 2025, the Company granted to employees restricted stock units ("RSUs"), that vested upon the satisfaction of service-based and performance-based vesting conditions. Since March 2025, the Company has granted RSUs that vest only upon the satisfaction of a service-based vesting condition. The fair value of each RSU award is based on the fair value of the underlying common stock as of the grant date. The service-based vesting condition has varying terms, but is generally satisfied over four years. The performance-based vesting condition for the RSUs granted prior to the IPO was satisfied at the effective date of the registration statement that the Company filed in connection with the IPO. For RSUs granted prior to the IPO, stock-based compensation related to the remaining service-based period after the liquidity event-related performance vesting condition was satisfied at the IPO will be recorded over the remaining requisite service period using the accelerated attribution method. For RSUs granted after the IPO, the compensation expense is recognized on a straight-line basis over the requisite service period.
Income Taxes
Income tax expense includes U.S., state, local and international income taxes. The Company utilizes the asset and liability method for computing its income taxes related to U.S. state and foreign taxes for jurisdictions in which the Company conducts business. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's effective tax rates will vary depending on the amount of nondeductible items such as fair value adjustments, changes in the valuation of deferred tax assets and liabilities, use of tax credits, the relative proportion of foreign to domestic income, and changes in tax laws.
A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax-planning strategies. This evaluation is updated quarterly to reflect new information and trends that may affect the realization of tax benefits. In the event the Company determines that all, or part, of the net deferred tax assets are not realizable in the future, it will make an adjustment in the valuation allowance that will be charged to earnings in the period in which such a determination is made.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. The evaluation of the Company's tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest and penalties related to uncertain income tax benefits as a component of the provision (benefit) for income taxes in the consolidated statements of operations and comprehensive loss.

Comprehensive Loss
Comprehensive loss consists of net loss, unrealized gains or losses on available-for-sale marketable investments and changes in the fair value of derivative instruments designated as accounting hedges. The Company presents comprehensive loss as part of the consolidated statements of operations and comprehensive loss. The changes in the accumulated balances of the components of other comprehensive loss were not material for the periods presented.
Segment Information
The Company's chief operating decision maker ("CODM"), the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. The Company operates its business in one operating segment and, therefore, has one reportable segment.
The CODM uses consolidated net loss to measure segment profit or loss in order to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results. Significant segment expenses that the CODM reviews and utilizes to manage the Company's operations are cost of revenue, technology and infrastructure, sales and marketing, and general and administrative expenses at the consolidated level, which are presented in the Company's consolidated statements of operations and comprehensive loss. Other segment items included in consolidated net loss include gain (loss) on fair value adjustments, interest expense, net, other income, net, and provision for (benefit from) income taxes, which are presented in the Company's consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the effective tax rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024 and the Company adopted this guidance prospectively on January 1, 2025. The Company has enhanced its tax disclosures as required under this guidance as reflected in Note 12—Income Taxes.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented in the consolidated statements of operations and comprehensive loss. This guidance as further clarified through ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) will be effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. Upon adoption, the guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. ASU 2025-12 represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The guidance will be effective for fiscal years beginning after December 15, 2026 and interim periods within those annual periods. Early adoption is permitted. The amendments to ASC 260, Earnings per Share, are required to be applied retrospectively. All other amendments may be applied prospectively or retrospectively on an issue-by-issue basis. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The Company primarily generates its revenue through providing cloud computing services, which include both committed contracts and on-demand services. Revenue recognized related to customer commitments, including revenue from delivering capacity prior to commitment start dates, represented 98%, 96%, and 88% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively.
Deferred Revenue
Deferred revenue, including current and non-current balances as of December 31, 2025 and 2024 was $8.2 billion and $4.1 billion, respectively. For the years ended December 31, 2025 and 2024, revenue recognized from deferred revenue at the beginning of the period was $780 million and $225 million, respectively. The increase in deferred revenue balances as of December 31, 2025 as compared to December 31, 2024 is attributed to the growth in RPO from committed contracts, which typically provide for certain prepayments at contract inception.

Remaining Performance Obligations
As of December 31, 2025, the Company had $60.7 billion of unsatisfied RPO, of which 43% is expected to be recognized over the initial 24 months ending December 31, 2027, 38% between months 25 and 48, and the remaining balance recognized between months 49 and 84.
3. Investments and Fair Value Measurements
Investments
The Company's investments on the consolidated balance sheets consisted of the following (in millions):

	December 31, 2025	December 31, 2024

Marketable securities:
Commercial paper	$12	$—
Corporate bonds	22	—
Total marketable securities	$34	$—
Non-marketable equity securities:
Strategic investments	$117	$102
Equity method investments	51	—
Total non-marketable equity securities	168	102
Total investments	$202	$102
Marketable Securities
For the years ended December 31, 2025, 2024, and 2023, the Company did not recognize any material realized or unrealized gains or losses related to its debt securities. As of December 31, 2025 and 2024, there was no allowance for credit losses related to the Company's debt securities. The weighted-average remaining maturity of the Company's debt securities was less than one year as of December 31, 2025.
Unconsolidated Variable Interest Entities
The Company has entered into various lease agreements with data center developers and operators that are VIEs. The Company does not have the power to direct the activities that most significantly impact the data center developer and operators' economic performance and is not the primary beneficiary. Therefore, the Company has not consolidated the VIEs within the consolidated financial statement. The Company has lease prepayments of $54 million associated with these lease agreements as of December 31, 2025.
Unconsolidated Joint Venture
Additionally, in June 2025, the Company entered into a joint venture (the "JV") with a data center developer and operator to support the acquisition and development of a multi-phase data center campus in New Jersey. Upon formation, the third-party infrastructure developer obtained an 85% equity interest, while the Company holds the remaining 15%, for which the Company contributed net assets worth $57 million. The JV expects to construct and develop the campus using a combination of additional debt and equity capital. The Company provides construction management, administrative and property management services to the JV.
The Company is not the primary beneficiary and does not consolidate the VIE as it does not have the power to direct the activities that most significantly impact the JV's economic performance. Accordingly, the investment in the JV is accounted for as an equity method investment included in other non-current assets on the consolidated balance sheets. The carrying value of the Company's investment in the JV was $51 million as of December 31, 2025, and the Company's share of the earnings and losses of the JV were not material during the year ended December 31, 2025.
The Company also entered into a lease agreement with the JV that commences upon completion of construction. Once commenced, the new lease will have an initial lease term of 15 years with base rent payments that are based on a percentage of construction costs incurred.

The Company's maximum exposure to loss with respect to the JV includes (i) the carrying value of the Company's investment, (ii) up to $95 million related to a guarantee for certain contingent consideration payable to a third-party by the JV upon the achievement of certain milestones, (iii) a lease prepayment of $15 million, and (iv) potential requirements to fund the construction and development of the data center campus to the extent the JV is unable to secure third-party financing. Based on current projected development costs and third-party financing secured by the JV as of December 31 2025, the Company estimates that the maximum funding exposure to fund these latter construction and development costs is up to $200 million. The maximum funding exposure is expected to be offset by the increase in fair value of the Company's interest in the JV as a result of such funding.
Assets Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis within the fair value hierarchy as of the end of each reporting period (in millions):

	Fair Value Hierarchy	December 31, 2025	December 31, 2024

Financial assets:
Cash and cash equivalents
Money market funds	Level 1	$—	$2
Restricted cash and cash equivalents, current
Money market funds	Level 1	—	24
Restricted cash and cash equivalents, non-current
Money market funds	Level 1	—	57
Restricted marketable securities, non-current
Certificates of deposit	Level 2	—	29
Marketable securities, current
Commercial paper	Level 2	12	—
Corporate bonds	Level 2	22	—
Prepaid expenses and other current assets
Foreign exchange forward contracts not designated as accounting hedges	Level 2	5	—
Other non-current assets
Power purchase agreements	Level 3	2	3
Total financial assets		$41	$115
Financial liabilities:
Other current liabilities
Foreign exchange forward contracts not designated as accounting hedges	Level 2	$4	$—
Contingent consideration	Level 3	20	—
Derivative and warrant liabilities
Interest rate swaps designated as accounting hedges	Level 2	1	—
Warrant liabilities	Level 3	—	200
Total financial liabilities		$25	$200
The notional amounts of the Company's outstanding interest rate swaps and foreign exchange forward contracts were as follows (in millions):

December 31, 2025

Derivative instruments designated as accounting hedges
Interest rate swaps	$319

Derivative instruments not designated as accounting hedges
Foreign exchange forward contracts	$1,213
Losses associated with interest rate swaps and foreign exchange forward contracts were not material.
For the year ended December 31, 2025 the amount reclassified out of accumulated other comprehensive loss into earnings was not material. As of December 31, 2025, the amount the Company expects to reclassify out of accumulated other comprehensive loss into earnings within the next twelve months is not material.
The following is a summary of the valuation techniques and key inputs used in the valuation of instruments of Level 3 fair value measurements as of the end of each reporting period.
The Company's valuation of the warrant liabilities utilized the Black-Scholes option-pricing model that relied on the following significant inputs:

	March 21, 2025	December 31, 2024

Stock price	$41	$48
Volatility	60%	60%
Risk-free rate	4%	4%
Dividend yield	—%	—%
As discussed in Note 11—Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit), the warrant liabilities for the warrants for the Company's Class A common stock were remeasured immediately before modification when modified to equity classified warrants on March 21, 2025.
As discussed in Note 10—Debt, the 2021 Convertible Notes were converted into common stock on September 17, 2024. The following table is a summary of the significant unobservable inputs to value the embedded derivative liability immediately before conversion:

September 17, 2024

Stock price	$44
Discount rate	12%

The following table presents a summary of the changes in the fair value of the Company's Level 3 financial instruments (in millions):

	Warrant Assets	Power Purchase Agreements – Asset	Contingent Consideration	Warrant Liabilities	Bifurcated Embedded Derivative Liabilities	Series B Tranche Liability

Balance at January 1, 2024	$—	$1	$—	$71	$386	$70
Additions	—	—	—	—	—	—
Adjustment to fair value	—	2	—	129	627	—
Settlements	—	—	—	—	(1,013)	(70)
Balance at December 31, 2024	—	3	—	200	—	—
Additions	222	—	20	—	—	—
Adjustment to fair value	32	(1)	—	(27)	—	—
Sales	(254)	—	—	—	—	—
Reclassification	—	—	—	(173)	—	—
Balance at December 31, 2025	$—	$2	$20	$—	$—	$—
Notes Receivable
Notes receivable are primarily related to the DCSP Financing Arrangements (as defined in Note 10—Debt) and are reported at their amortized costs basis. As of December 31, 2025 and 2024, the Company determined that the fair values of its notes receivable approximate the carrying values.
4. Business Combinations
Weights and Biases, Inc.
On May 5, 2025, the Company acquired all of the outstanding equity interests of Weights and Biases, Inc. ("Weights & Biases"), an AI developer platform. The transaction is expected to extend the Company's application software services offering to include additional developer-focused capabilities for the training of models and development of AI applications. The aggregate purchase consideration was $1.0 billion, which was comprised of the following (in millions):

Cash paid by the Company	$96
Fair value of Class A common stock and restricted stock awards issued by the Company	929
Fair value of replacement restricted stock units	4
Total purchase price	$1,029
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
The acquisition-related costs were $29 million, and were recorded in general and administrative expense in the consolidated statements of operations during the year ended December 31, 2025.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in millions):

Cash and cash equivalents	$51
Accounts receivable, net	13
Prepaid expenses and other current assets	2
Property and equipment, net	1
Operating lease right-of-use assets	1
Intangible assets, net	208
Goodwill	793
Total assets acquired	$1,069
Accounts payable	1
Accrued liabilities	7
Deferred revenue, current	25
Operating lease liabilities, non-current	1
Deferred tax liabilities, non-current	6
Total liabilities assumed	$40
Total purchase price	$1,029
The acquired assets and assumed liabilities were recorded at their estimated fair values. The following table presents the amounts allocated to the intangible assets identified as of the date of acquisition and the estimated useful lives (in millions):

	Fair Value	Useful Lives (in years)

Customer relationships	$36	12
Developed technology	162	5 - 7
Trade name	10	5
Total	$208
The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Weights & Biases' technology with the Company's technology.
From the date of the acquisition, the financial results of Weights & Biases are not material to the Company's consolidated financial statements. Pro forma revenue and net income have not been presented because the historical results would not have been material to the consolidated financial statements in any period presented.
Other Acquisitions
During the year ended December 31, 2025, the Company completed business acquisitions that were individually not material for an aggregate total consideration of $348 million, consisting of $81 million of cash paid, $80 million of shares of the Company's Class A common stock issued, $167 million representing the fair value of convertible promissory notes issued, and $20 million representing the fair value of contingent consideration. The acquisitions are expected to expand the Company's vertically integrated, full-stack platform.
Replacement stock-based payment awards were issued to retain key employees of the acquired companies. The portion attributable to post-combination compensation expense is $76 million, and is accounted for separately from the business combinations as an expense over the vesting period on a straight-line basis in the Company's consolidated statements of operations and comprehensive loss.
Pro forma results of operations of these acquired businesses have not been presented because they were not material individually or in the aggregate to the consolidated statements of operations and comprehensive loss. Acquisition-related costs for these acquired businesses were not material.

5. Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	December 31, 2025	December 31, 2024

Technology equipment	$20,903	$9,146
Software	802	140
Data center equipment and leasehold improvements	2,842	384
Furniture, fixtures, and other assets	18	9
Construction in progress	9,376	3,201
Total property and equipment	33,941	12,880
Less: accumulated depreciation and amortization	(3,384)	(965)
Total property and equipment, net	$30,557	$11,915
Depreciation and amortization on property and equipment was $2.4 billion, $861 million, and $101 million for the years ended December 31, 2025, 2024, and 2023, respectively.
As discussed in Note 1—Overview and Summary of Significant Accounting Policies, the Company capitalizes interest associated with the construction of data centers and purchases of related technology equipment. There was $182 million, $159 million, and $41 million of interest capitalized during the years ended December 31, 2025, 2024, and 2023, respectively.
Asset Retirement Obligations
The following is a summary of activity relating to the liability for asset retirement obligations, included in other non-current liabilities on the consolidated balance sheets, which the Company expects to incur primarily in connection with the expected removal of certain equipment related to its data center fit outs (in millions):

	December 31, 2025	December 31, 2024

Beginning balance	$36	$7
Additions	21	27
Accretion expense	5	2
Ending balance	$62	$36
6. Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes to goodwill (in millions):

Amount

Balance at January 1, 2024	$—
Additions	20
Balance at December 31, 2024	$20
Additions	1,081
Balance at December 31, 2025	$1,101
There were no impairment charges recorded to goodwill for any of the periods presented.

Intangible Assets, Net
Intangible assets, net consisted of the following (in millions, except years):

	December 31, 2025				December 31, 2024
	Weighted-Average Remaining Useful Lives (in years)	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net

Acquired technologies	5	$206	$(27)	$179	$5	$(3)	$2
Other (1)	9	61	(5)	56	4	(1)	3
Total		$267	$(32)	$235	$9	$(4)	$5
(1) Includes customer relationships and trade names.
Amortization expenses for intangible assets were $27 million for the year ended December 31, 2025 and not material for the years ended December 31, 2024 and 2023.
As of December 31, 2025, the expected future amortization expense related to intangible assets was as follows (in millions):

Years Ending December 31,	Amount

2026	$45
2027	45
2028	43
2029	43
2030	23
Thereafter	36
Total expected future amortization expense	$235

7. Consolidated Balance Sheets Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	December 31, 2025	December 31, 2024

Prepaid expenses	$132	$67
Contra-revenue asset	67	—
Other current assets	140	34
Total prepaid expenses and other current assets	$339	$101
Other Non-current Assets
Other non-current assets consisted of the following (in millions):

	December 31, 2025	December 31, 2024

Prepaid expenses	$825	$145
Contra-revenue asset	282	—
Strategic investments	117	102
Notes receivable	75	108
Escrow funds	—	336
Other non-current assets	207	30
Total other non-current assets	$1,506	$721
Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	December 31, 2025	December 31, 2024

Accrued purchases	$5,196	$106
Accrued interest	332	157
Other accrued liabilities	245	93
Total accrued liabilities	$5,773	$356
8. Leases
The Company enters into leases as a lessee for data centers, office buildings, storage spaces, and technology equipment. In accounting for these arrangements, the Company applied judgment in performing the lease classification tests related to transfer of ownership, bargain purchase option, lease term assessment, estimated fair value, and the specialized nature of the underlying asset.
Leases for offices generally have an initial term of two to ten years, often with multi-year renewal periods. Data center leases generally have an initial term from five to fifteen years, some of which include options to extend the leases for up to ten years. The Company's equipment leases generally have an initial term of two years and include the option to purchase the asset. Additionally, the Company's land lease contains a purchase option at the end of the lease term that it is reasonably certain to exercise. As such, the purchase option is included in the measurement of the finance lease liability. Certain lease agreements include variable costs, which generally relate to costs associated with Common Area Maintenance, utilities reimbursed to the landlord, and physical security expenses. These variable costs are not included in operating or finance lease cost and are expensed as incurred.

The components of total lease cost related to leases for the periods presented were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023

Operating lease cost:
Operating lease cost	$825	$289	$41
Finance lease cost:
Amortization of ROU assets	$34	$18	$3
Interest on lease liabilities	20	9	1
Total finance lease cost	$54	$27	$4
Variable lease cost	$252	$55	$16
Total lease cost	$1,131	$371	$61
Supplemental consolidated balance sheet information related to leases were as follows (in millions):

	December 31, 2025	December 31, 2024

Operating leases:
Operating lease ROU assets	$8,231	$2,590
Operating lease liabilities, current	$427	$213
Operating lease liabilities, non-current	7,768	2,389
Total operating lease liabilities	$8,195	$2,602
Finance leases:
Property and equipment	$500	$158
Less: amortization	(56)	(24)
Property and equipment, net	$444	$134
Finance lease liabilities, current	$38	$58
Finance lease liabilities, non-current	216	34
Total finance lease liabilities	$254	$92
Supplemental consolidated cash flow and other information related to leases for the years ended December 31, 2025, 2024, and 2023 were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$729	$253	$30
Operating cash flows used in finance leases	6	9	1
Financing cash flows used in finance leases	58	54	8

Information relating to the lease term and discount rate for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023

Weighted-average remaining lease term (in years):
Operating leases	11	9	8
Finance leases	5	2	1
Weighted-average discount rate:
Operating leases	10%	12%	12%
Finance leases	10%	11%	11%
The future lease payments included in the measurement of the Company's operating lease liabilities and finance lease liabilities as of December 31, 2025, were as follows (in millions):

	Future Payments
Years Ending December 31,	Operating Leases	Finance Leases

2026	$1,183	$53
2027	1,231	223
2028	1,314	—
2029	1,274	—
2030	1,157	—
Thereafter	7,459	—
Total undiscounted lease payments	13,618	276
Less: imputed interest	(5,423)	(22)
Present value of lease liabilities	$8,195	$254
The Company incurred interest expense on its finance leases of $20 million for the year ended December 31, 2025. The interest expense incurred on the Company's finance leases was not material for the years ended December 31 2024 and 2023.
During the year ended December 31, 2025, the Company modified certain agreements resulting in the termination of the related escrow agreements. Additionally, in April 2025, the Company entered into a finance lease for data center infrastructure assets with DCSP (as defined in Note 10—Debt). Refer to Note 10—Debt for additional information.
Leases Not Yet Commenced
As of December 31, 2025, the Company executed additional lease agreements, primarily for data centers and office buildings, that had not yet commenced. The aggregate amount of estimated future undiscounted lease payments associated with such leases is $38.5 billion. These leases will commence between 2026 and 2029 with estimated lease terms of five to seventeen years. Not included in the preceding amounts are the following lease arrangements, which include significant uncertainties regarding the amount of future lease payments.
As of December 31, 2025, the Company entered into a lease agreement for various buildings located at a single site intended to be used as a data center. The agreement provides access to 393 MW of electrical power, which is expected to be delivered in phases in 2026 and 2027. The Company will make contractual rent payments based on construction costs incurred by the lessor, subject to a contractual maximum. The total contractual rent payments range from $13.5 billion to $14.4 billion over the sixteen year term of this lease.
Additionally, the Company has lease agreements where the lease payments are based on a portion of the construction costs incurred by the lessor, including during the construction period. The payments during the construction period are variable and subject to contingencies, which are expected to be resolved at or near the lease commencement date. As of December 31, 2025, these lease agreements provide access to 378 MW of electrical power, which is expected to be delivered in phases between 2026 and 2028.

In connection with certain data center lease arrangements, the Company has contractual obligations to procure and install equipment at the leased premises. These obligations represent commitments for lessee-owned assets that are separate from the Company's lease obligations. As of December 31, 2025, the Company estimates that it will incur between $1.1 billion and $1.7 billion to fulfill these commitments, with expenditures expected to be incurred in phases through 2027.
9. Commitments and Contingencies
Letters of Credit
As of December 31, 2025 and 2024, the Company had outstanding Letters of Credit ("LOC") in the aggregate amount of $294 million and $533 million, respectively. These LOC primarily guarantee the Company's ability to fulfill its lease obligations, per the lease agreements. As of December 31, 2025 and 2024, the Company has not drawn on any of its LOC and is in compliance with the terms and conditions set forth by the financial institution. These LOC renew annually and expire on various dates through 2041. The Company also has a letter of credit sub-facility associated with the Revolving Credit Facility. Refer to Note 10—Debt for additional information.
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
On January 12, 2026, a putative class action Raymond Masaitis v. CoreWeave, Inc. et al (the "Securities Action") was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers generally alleging that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeking unspecified damages along with payment of attorneys' fees and other costs. On February 10, 2026, two stockholder derivative actions, James Smith v. CoreWeave, Inc. et al and Taruna Roy v. CoreWeave, Inc. et al (together, the "Derivative Actions"), were filed in the U.S. District Court for the District of New Jersey. Each of the Derivative Actions was purportedly filed on behalf of the Company against certain of the Company's officers and directors and, as a nominal defendant, the Company, and seeks unspecified damages along with payment of attorneys' fees and other costs on behalf of the Company based on substantially the same allegations as the Securities Action. The Company believes that the claims made in the Securities Action and the Derivative Actions are without merit and intends to defend itself vigorously. Any possible loss or range of loss in these matters cannot be reasonably estimated at this time.
Although claims are inherently unpredictable, the Company is currently not aware of any other matters that would, individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows. As of December 31, 2025 and 2024, the Company has not accrued for any material potential loss.

10. Debt
The total debt obligations are as follows (dollars in millions):

	Maturities	Effective Interest Rates	December 31, 2025	December 31, 2024

DDTL 1.0 Facility	March 2028	15%	$1,553	$2,012
DDTL 2.0 Facility	August 2030	10%	5,037	3,844
DDTL 2.1 Facility	December 2030	9%	2,741	—
DDTL 3.0 Facility	August 2030	9%	340	—
2030 Senior Notes	June 2030	10%	2,000	—
2031 Senior Notes	February 2031	10%	1,750	—
2031 Convertible Senior Notes	December 2031	2%	2,588	—
Convertible Promissory Notes	April 2026	7%	168	—
2024 Term Loan Facility	April 2025	12%	—	1,000
Revolving Credit Facility	November 2029	6%	1,000	—
OEM and Software License Financing Arrangements	March 2026 - July 2030	10%	4,165	1,177
Magnetar Loan	January 2029	12%	273	—
Total principal of debt			21,615	8,033
Less: unamortized discount and issuance costs			(242)	(107)
Total debt, net of unamortized discount and issuance costs			21,373	7,926
Less: debt, current			(6,708)	(2,468)
Total debt, non-current			$14,665	$5,458
As of December 31, 2025, the future principal payments for the Company's total debt were as follows (in millions):

Years Ending December 31,	Amount

2026	$6,708
2027	4,298
2028	2,393
2029	1,769
2030	2,109
Thereafter	4,338
Total	$21,615
The total interest expense for the Company's debt obligations was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023

Contractual interest expense	$1,220	$475	$30
Amortization of debt discounts and issuance costs and accretion of redemption premiums	110	33	16
PIK interest	—	—	22
Less: capitalized interest	(182)	(159)	(41)
Total	$1,148	$349	$27

In the year ended December 31, 2025, the Company entered into DDTL Facilities and issued Senior Notes (each as defined in Note 10—Debt) as follows (dollars in millions):

	Date of Issuance	Stated Interest Rates[1]	Amount[2]

DDTL 2.1 Facility	September 2025	SOFR + 4.25%	$3,000
DDTL 3.0 Facility	July 2025	SOFR + 4.00%	2,600
2030 Senior Notes	May 2025	9.25%	2,000
2031 Senior Notes	July 2025	9.00%	1,750
2031 Convertible Senior Notes	December 2025	1.75%	2,588
(1) DDTL Facilities are subject to an interest rate per annum equal to, at the Company's option, either the SOFR or the alternative base rate plus a spread.
(2) Amounts represent borrowing capacity for the DDTL Facilities and the principal amounts for the Senior Notes.

Delayed Draw Term Loans ("DDTL")
In July 2023, the Company entered into a Delayed Draw Term Loan 1.0 Facility (as amended, the "DDTL 1.0 Facility"), which provided for a delayed draw term loan facility of up to $2.3 billion. The principal amount of the DDTL 1.0 Facility is required to be repaid in quarterly installments, with the final payment due on March 28, 2028.
In May 2024, the Company entered into a Delayed Draw Term Loan 2.0 Facility (as amended, the "DDTL 2.0 Facility"), which provides for a delayed draw term loan facility of up to $7.6 billion. The principal amount of the DDTL 2.0 Facility is required to be repaid in quarterly installments, beginning in January 2026, with the final payment due five years after the applicable loan was funded.
In July 2025, the Company entered into a Delayed Draw Term Loan 3.0 Facility (as amended, the "DDTL 3.0 Facility"), which provides for a delayed draw term loan facility of up to $2.6 billion that may be drawn through July 2026. The principal amount of the DDTL 3.0 Facility is required to be repaid in monthly installments, beginning in April 2026, with the final payment due in August 2030. The Company is required to pay a fee of 0.50% per annum on the undrawn commitment. In conjunction with the issuance of the DDTL 3.0 Facility, the Company capitalized $82 million in debt discount and issuance costs. Under the DDTL 3.0 Facility, the Company is required to enter into interest rate swap agreements within 45 days of the closing date covering a notional amount of not less than 75% of the reasonably anticipated outstanding floating-rate loans until the maturity date. As of December 31, 2025, the Company is in compliance with this requirement.
In September 2025, the Company further amended the DDTL 2.0 Facility (as amended, the "DDTL 2.1 Facility," and together with the DDTL 1.0 Facility, the DDTL 2.0 Facility, and the DDTL 3.0 Facility, the "DDTL Facilities") to create a new tranche of delayed draw term loan facility up to $3.0 billion that may be drawn through March 2026. The principal amount of the DDTL 2.1 Facility is required to be repaid in quarterly installments, beginning in July 2026, with the final payment due five years after the applicable loan was funded. The terms of the draws under the DDTL 2.0 Facility remain unchanged.
The total loans available provided by the DDTL Facilities are constrained by the purchase price of assets for which the loans are being used to finance with such percentage based upon the depreciable cost of graphics processing unit ("GPU") servers. Borrowings under the DDTL Facilities are used to finance a portion of the purchase considerations, fees, and expenses relating to the acquisition of computing equipment. Obligations outstanding under the DDTL Facilities are secured by perfected first priority pledges of and security interests in (i) the equity interests of the respective subsidiaries held by its direct parent and (ii) substantially all of the assets of the respective subsidiaries.
The outstanding loan amounts are prepayable at any time, from time to time, at the Company's option, and are required to be prepaid upon the occurrence of an event of default or change of control of the Company, or with the proceeds of certain asset dispositions or incurrences of indebtedness.
Furthermore, all obligations under the DDTL Facilities are unconditionally guaranteed by the Company. They contain covenants that restrict the ability of the Company and/or the respective subsidiaries to incur or guarantee additional indebtedness; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; enter into certain transactions with affiliates; and merge, consolidate, transfer, or sell all or substantially all of its assets.

The DDTL Facilities require the maintenance of restricted cash balances based on a percentage of drawn amounts, subject to specified caps or specified amounts.
Senior Notes
In May 2025, the Company issued $2.0 billion in aggregate principal amount of senior notes due on June 1, 2030 (the "2030 Senior Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). In conjunction with the issuance of the 2030 Senior Notes, the Company capitalized $37 million in debt discount and issuance costs.
In July 2025, the Company issued $1.8 billion in aggregate principal amount of senior notes due on February 1, 2031 (the "2031 Senior Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons pursuant to Regulation S under the Securities Act. In conjunction with the issuance of the 2031 Senior Notes, the Company capitalized $31 million in debt discount and issuance costs.
The proceeds from the issuance of the 2030 Senior Notes and 2031 Senior Notes (collectively the "Senior Notes") were retained for general corporate purposes. The Senior Notes are unsecured obligations and bear interest payable semi-annually in arrears. The Company may redeem all or a portion of the Senior Notes at any time prior to their maturity at a redemption set forth in the respective indentures. The Senior Notes include customary terms and covenants, including certain events of default, after which the Senior Notes may be due and payable immediately at a price set forth in the indentures.
As of December 31, 2025, the estimated fair value of the Senior Notes was $3.5 billion which was based on observable market prices of identical instruments in less active markets and were categorized as Level 2 in the fair value hierarchy.
2031 Convertible Senior Notes
In December 2025, the Company issued $2.6 billion in aggregate principal amount of convertible senior notes due on December 1, 2031 (the "2031 Convertible Senior Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
The 2031 Convertible Senior Notes are convertible at an initial conversion rate of 9.2764 shares per $1,000 principal amount (equivalent to a conversion price of approximately $107.80 per share) into cash, shares of the Company's Class A common stock, or a combination thereof. Until September 1, 2031, the 2031 Convertible Senior Notes can only be converted upon satisfaction of certain market conditions or upon the occurrence of specific corporate events. After that date, the notes are freely convertible. The conversion rate is subject to standard anti-dilution adjustments throughout the life of the instrument.
Additionally, if the holders of the 2031 Convertible Senior Notes convert their notes in connection with a make-whole fundamental change or in connection with the exercise of the Company's option to redeem the 2031 Convertible Senior Notes, the conversion rate may be adjusted to compensate for the lost time value of money. The Company may not redeem the 2031 Convertible Senior Notes prior to December 5, 2028. On or after that date, the Company may redeem all or any portion of the outstanding 2031 Convertible Senior Notes for cash if the Company's Class A common stock price exceeds 130% of the conversion price for any 20 trading days within a 30 consecutive trading day period.
The 2031 Convertible Senior Notes are accounted as a single liability measured at its amortized cost, as the conversion features do not require bifurcation and recognition as derivatives. In conjunction with the issuance of the 2031 Convertible Senior Notes, the Company capitalized $57 million in debt discount and issuance costs.
A portion of the proceeds from the 2031 Convertible Senior Notes was used to fund the cost of entering into capped call transactions, described below. The Company expects to use the remainder of the proceeds for general corporate purposes. The 2031 Convertible Senior Notes are unsecured obligations and bear interest payable semi-annually in arrears and include customary terms and covenants, including certain events of default, after which the notes may be due and payable immediately at a price set forth in the indenture.
As of December 31, 2025, the estimated fair value of the 2031 Convertible Senior Notes was $2.5 billion, which was based on observable market prices of identical instruments in less active markets and is categorized as Level 2 in the fair value hierarchy.

Capped Call Transactions
In conjunction with the issuance of the 2031 Convertible Senior Notes, the Company entered into separately negotiated capped call transactions (the "Capped Calls") with certain financial institutions at a total cost of $340 million. The Capped Calls are expected generally to reduce potential dilution of the Company's Class A common stock upon any conversion of the 2031 Convertible Senior Notes and offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2031 Convertible Senior Notes, as the case may be, with such reduction and offset subject to a cap.
The Capped Calls have an initial strike price of $107.80 per share, which corresponds to the initial conversion price of the 2031 Convertible Senior Notes, and have an initial cap price of $215.60 per share, both subject to certain adjustments. The Capped Calls qualify for a derivative scope exception for instruments that are both indexed to an entity's own stock; therefore they are recorded in stockholders' equity (deficit) as a reduction of additional paid-in capital on the consolidated balance sheets and will not be subsequently remeasured.
2024 Term Loan Facility
In December 2024, the Company entered into a credit agreement providing for a $1.0 billion term loan facility (the "2024 Term Loan Facility") consisting of (i) a $229 million secured facility and (ii) a $771 million unsecured facility. In connection with the IPO, the maturity date of the 2024 Term Loan Facility was accelerated, and it was repaid on April 11, 2025.
Revolving Credit Facility
In June 2024, and as amended in October and December 2024, the Company entered into a senior secured revolving credit facility (as amended, the "Revolving Credit Facility") with a capacity of $650 million. The Revolving Credit Facility matures on June 21, 2027. The Revolving Credit Facility includes a $175 million letter of credit sub-facility. The letter of credit sub-facility entered into by the Company reduces the available borrowing capacity under the Revolving Credit Facility. In May 2025, the Company upsized the Revolving Credit Facility with a capacity of $1.5 billion and extended the maturity to May 2028. With the upsize of the Revolving Credit Facility, the letter of credit sub-facility increased to $350 million.
In November 2025, the Company amended its Revolving Credit Facility to increase the capacity to $2.5 billion and to modify certain covenant metrics. The amendment also extended the maturity to November 2029. With the upsize of the Revolving Credit Facility, the letter of credit sub-facility increased to $600 million. In December 2025, the Company transferred standby letters of credit issued in support of certain lease obligations from separate lease agreements to the letter of credit sub-facility under the Revolving Credit Facility. These letters of credit remain outstanding, continue to secure the related lease obligations, and reduce availability under the Revolving Credit Facility, with no change to the underlying lease terms or obligations. As of December 31, 2025, the outstanding balances associated with letters of credit were $294 million. There were no outstanding balances associated with the letters of credit as of December 31, 2024.
As of December 31, 2025, the Company had drawn $1.0 billion and had $1.2 billion of remaining capacity under the Revolving Credit Facility. Obligations outstanding under the Revolving Credit Facility are secured by pledges of certain assets as collateral. The Company is required to pay a fee of 0.25% per annum on the undrawn commitment. As of December 31, 2024, the Company had not drawn on the Revolving Credit Facility.
OEM and Software License Financing Arrangements
The Company entered into various agreements with original equipment manufacturers (the "OEM Financing Arrangements"), whereby the Company obtained financing for certain equipment with an aggregate notional balance of $4.8 billion and $1.3 billion as of December 31, 2025 and 2024, respectively. The Company granted a security interest for the financed equipment related to these financing arrangements. The arrangements generally have terms between one to three years. The Company had an outstanding balance of $3.8 billion and $1.2 billion as of December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025, the Company also entered into various arrangements with a software license vendor (the "Software License Financing Arrangements"), whereby the Company obtained financing for certain software licenses with an aggregate notional balance of $431 million as of December 31, 2025, and may elect to finance up to an additional $884 million of optional tranches under the terms of one arrangement that commenced in October 2025. Given additional tranches are contingent on the Company's future election and may be avoided without penalty, they are not recognized as a liability as of December 31, 2025. These Software License Financing Arrangements generally have terms of less than five years. As of December 31, 2025, the Company had an outstanding balance of $368 million, representing the present value of the related obligations, with the discount accreted to interest expense using the effective interest method.
Magnetar Loan
In August 2024, the Company entered into an AI Computing Service Reserved Capacity and Prepayment Agreement with MagAI Ventures (the "MagAI Capacity Agreement"). Under this arrangement, the Company agreed to provide portfolio companies of MagAI Ventures with a pre-determined amount of cloud computing services at a pre-negotiated hourly rate. The specific amount of cloud computing services, inclusive of the capacity and term, to be used by each portfolio company, if any, will be negotiated individually with each portfolio company, and will be subject to final approval by MagAI Ventures. The Company received a refundable deposit of $230 million in connection with the MagAI Capacity Agreement. Any consumption of cloud services by MagAI Ventures, including by their portfolio companies, under this arrangement is deducted from this deposit amount, with the unused portion refunded back to MagAI Ventures at the end of the contractual term. Throughout the term of the arrangement, if MagAI Ventures portfolio companies do not contract for the full amount of the pre-determined cloud computing services, the Company may agree with MagAI Ventures to instead use this available capacity for other customers, and share profits with MagAI Ventures for any revenue realized above the revenue that would have been generated by charging these customers the MagAI Ventures pre-negotiated rate.
The initial MagAI Capacity Agreement provided for certain termination options for MagAI Ventures, including if a specified amount of capacity is not available by a target commencement date. The MagAI Capacity Agreement runs for an initial period of four years, with an option for MagAI Ventures to extend for two additional years. As of December 31, 2024, the refundable deposit was included within other current liabilities on the consolidated balance sheets, as no services had yet been provided under this arrangement.
In February 2025, the MagAI Capacity Agreement was amended to provide certain termination for convenience rights to both MagAI Ventures and the Company. As a result of the amendment, the Company now considers the refundable deposit received from Magnetar to be in-substance debt (the "Magnetar Loan") under ASC 470, Sale of Future Revenue, and has reclassified the balance to debt, current on the consolidated balance sheets. No services had been provided under the MagAI Capacity Agreement as of December 31, 2025.
As of December 31, 2025, the $230 million refundable deposit remains available for cloud computing services for MagAI Ventures' portfolio companies. Upon such termination by either party, the unused portion of the $230 million deposit will be refunded along with a specified multiplier that increases over the term of the arrangement that equates to a 12% annual rate of return. As of December 31, 2025, the Company had $273 million classified as debt, current, including $43 million of redemption premiums, on the consolidated balance sheets. The accretion of the redemption premiums was recognized in interest expense, net in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025.
Convertible Promissory Notes
In connection with an acquisition, the Company issued non-interest-bearing convertible promissory notes with an aggregate principal amount of $172 million to certain former shareholders of the acquiree. Unless earlier redeemed, the notes mature in April 2026. Subject to certain conditions, the Company may elect to settle the notes in cash, shares of the Company's Class A common stock, or a combination thereof. If settled in shares of Class A common stock, the number of shares to be delivered will be determined by dividing the outstanding principal balance by the volume-weighted average price of the Company's Class A common stock over a specified measurement period ending prior to the maturity date.
The issuance of shares upon settlement is subject to applicable stock exchange limitations, and any amounts in excess of such limitations will be settled in cash. The notes do not contain any embedded features that require bifurcation and accounting as derivatives.
As of December 31, 2025, the Company classified $168 million as debt, current on the consolidated balance sheets, representing the present value of the notes discounted using an imputed interest rate of 7%, and reflecting accretion of the discount in the year ended December 31, 2025. The accretion of the discount to the maturity amount is recognized as interest expense, net, in the consolidated statements of operations and comprehensive loss. Refer to Note 4—Business Combinations for additional information.

2021 Convertible Senior Secured Notes
In October 2021, the Company executed a note issuance agreement and a note purchase agreement with a related party for the issuance of an aggregate principal amount of up to $50 million of convertible senior secured notes (the "2021 Convertible Senior Secured Notes"). The Company determined that the conversion features, the accelerated redemption features, the variability in interest payments, and the Company's redemption option were required to be bifurcated and accounted for as an embedded derivative. The investors elected to convert all of the outstanding 2021 Convertible Senior Secured Notes on September 17, 2024, pursuant to the original terms of the conversion feature, resulting in the issuance of 25 million shares of common stock and a cash payment of $2 million for accrued interest and cash in lieu of fractional shares. The conversion was accounted for as an extinguishment. Equity increased by the settlement-date fair value of the common shares issued of $1.1 billion. Loss on extinguishment of the 2021 Convertible Senior Secured Notes was not material.
For the years ended December 31, 2024 and 2023, the Company recorded losses related to the fair value adjustment of these derivative liabilities of $627 million and $361 million, respectively. During the year ended December 31, 2024, total interest costs were not material and during the year ended December 31, 2023, total interest costs were $31 million.
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
In October 2024, the Company, as a lender, entered into a Senior Secured Delayed Draw Term Loan Credit Agreement (the "DCSP Note Receivable", and collectively, with the DCSP Service Agreement, the "DCSP Financing Arrangements") with the DCSP to facilitate the purchase of critical infrastructure assets. The DCSP Note Receivable provides for a total commitment of up to $305 million in delayed draw term loan funding for a term of seven years with a stated interest rate of 13.00% per annum.
The DCSP Note Receivable is secured by the new and existing critical infrastructure assets that support current and future phases of the build out at the data center and is prepayable at any time by the DCSP with no penalty.
The DCSP has borrowed under the DCSP Note Receivable to settle amounts previously advanced to the DCSP by the Company, finance purchases of additional critical infrastructure assets, and purchase the Existing Critical Infrastructure Assets. Under the terms of the DCSP Service Agreement, the Company continues to control the Existing Critical Infrastructure Assets and the Company recorded a financing obligation related to the consideration received for the Existing Critical Infrastructure Assets. The financing obligation is payable over a term of 14 years and has an imputed interest rate of 15%. The Existing Critical Infrastructure Assets are included in property and equipment, net, on the consolidated balance sheets and are depreciated over their estimated useful life.
Additionally, the Company entered into a lease for data center infrastructure assets with the DCSP. The arrangement commenced in April 2025 and is accounted for as a finance lease, with an initial term of 14 years and an imputed interest rate of 13%. The Company recorded finance lease right-of-use assets acquired through lease liability of $123 million for the year ended December 31, 2025 associated with this arrangement. For the year ended December 31, 2025, the amortization expense related to this finance lease right-of-use asset was not material.
As of December 31, 2025, the future contractual principal payments under the financing obligation and finance lease due to the DCSP were as follows (in millions):

Years Ending December 31,	Financing Obligation	Finance Lease

2026	$20	$19
2027	20	19
2028	20	19
2029	20	19
2030	20	19
Thereafter	154	149
Total future payments	254	244
Less: amount representing interest	(141)	(123)
Total financing obligation	$113	$121
Less: current portion	(3)	(3)
Long-term portion	$110	$118
The DCSP Financing Arrangements allow for the net settlement of amounts due between the parties and meet the criteria for right of setoff in accordance with ASC 210, Balance Sheet. As of December 31, 2025, the gross amount of the DCSP Note Receivable was $304 million, which is presented net of the financing obligation and finance lease of $234 million. As of December 31, 2024, the gross amount of the DCSP Note Receivable was $224 million, which is presented net of the financing obligation of $116 million. The Company did not recognize any interest income during the year ended December 31, 2024, as the Company did not expect to be entitled to the accrued interest. The Company began recognizing interest income associated with this arrangement in March 2025. For the year ended December 31, 2025, the Company recognized $28 million of interest income in other income, net in the consolidated statements of operations and comprehensive loss. The total interest expense related to the financing obligation and finance lease associated with this arrangement for the year ended December 31, 2025 was $28 million and was not material for the years ended December 31, 2024 and 2023.

11. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Redeemable Convertible Preferred Stock
As discussed in Note 1—Overview and Summary of Significant Accounting Policies, in connection with the IPO, all shares of the Company's Series Seed, Series A, Series B, and Series B-1 redeemable convertible preferred stock then outstanding, totaling 155 million shares, were automatically converted into an equivalent number of shares of the Company's Class A common stock. The carrying value of $559 million was reclassified into stockholders' equity (deficit). All shares of the Company's Series C redeemable convertible preferred stock then outstanding, totaling 30 million shares, were automatically converted into 30 million shares of the Company's redeemable Class A common stock.
The following table summarizes the redeemable convertible preferred stock outstanding immediately prior to the conversion into common stock, and the rights and preferences of the Company's respective series preceding the IPO in March 2025 (in millions, except per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Value	Aggregate Liquidation Preference

Series Seed	60	46	$0.05	$2	$2
Series A	24	19	0.12	2	2
Series B	80	80	5.58	551	446
Series B-1	12	10	0.40	4	4
Series C	30	30	38.95	1,163	1,164
Total	206	185		$1,722	$1,618

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
The redeemable Class A common stock was subject to a right to be "put" to the Company on the first trading day immediately after the second anniversary of the closing of the IPO (the "Put Right"). Upon exercise of the Put Right, holders of these shares would be entitled to receive from the Company an amount in cash equal to the original issue price per share of the Series C redeemable convertible preferred stock of $38.95 per share, representing an aggregate price of $1.2 billion. In connection with the IPO and conversion of the redeemable convertible preferred stock, the $1.2 billion carrying value of the redeemable convertible preferred stock was reclassified to redeemable Class A common stock and continued to be presented as mezzanine equity due to the shares being redeemable outside of the Company's control under the outstanding Put Right.
The rights of the holders of the Company's redeemable Class A common stock were identical to the Company's Class A common stock, except with respect to the Put Right. The Put Right with respect to each share was subject to a lock-up period after the IPO and automatically terminated in September 2025 when the Company's Class A common stock achieved a 20 day volume-weighted average price in a consecutive 30 trading day period of at least $68.16. Upon termination of the Put Right, the Company's redeemable Class A common stock was reclassified into Class A common stock within stockholders' equity (deficit).
Dividends
Holders of the redeemable convertible preferred stock were entitled to participate in any dividends distributed to holders of common stock, as if converted.
Holders of the Series C redeemable convertible preferred stock were entitled to a cumulative dividend that accrued from day-to-day at a rate of 10% per annum of the accumulated stated value, equal to $38.95 per share (the accumulated stated value is the defined "original issuance price" at the time of conversion). Cumulative dividends were payable quarterly from the time the shares were issued until the completion of an IPO. These dividends could be paid in cash or in kind by being added to the accumulated stated value. After the IPO and conversion to redeemable Class A common stock, these dividends rights ceased, and there were no accrued and unpaid dividends as of December 31, 2025.
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 100 million shares of preferred stock with a par value of $0.000005 per share with rights and preferences, including voting rights, designated from time to time by the Company's board of directors (the "Board"). As of December 31, 2025, there were no shares of preferred stock issued and outstanding.
Common Stock
As of December 31, 2025 and 2024, the Company was authorized to issue 3.4 billion and 691 million shares of common stock, respectively, with a par value of $0.000005 per share. During the year ended December 31, 2024, the Company's certificate of incorporation was amended such that the Company's common stock consisted of Class A common stock and Class B common stock. In March 2025, the Company's certificate of incorporation was amended such that the Company's common stock consisted of Class A common stock, Class B common stock, and Class C common stock. As of December 31, 2025, there were no shares of Class C common stock issued and outstanding.
Common stockholders are entitled to receive any dividends if and when declared by the Board, and upon liquidation or dissolution, are also entitled to receive all assets legally available for distribution to stockholders, ratably in proportion to the number of shares held, subject to the rights of preferred stockholders (if then outstanding). As of December 31, 2025 and 2024, no dividends on the Company's common stock had been declared by the Board.
Voting
Holders of Class A common stock are entitled to one vote per share. Prior to the completion of the Company's IPO, holders of Class B common stock were entitled to one vote per share. Upon the completion of the IPO, holders of Class B common stock are entitled to ten votes per share. Holders of Class A common stock and Class B common stock vote together as a single class, except where otherwise required by law. Holders of Class C common stock have no voting rights.
Conversion
Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock, as a result of certain events set forth in the Company's amended and restated certificate of incorporation, including upon a non-permitted sale or transfer. Further, upon certain events specified in the Company's amended and restated certificate of incorporation, all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. Each share of Class C common stock will automatically convert into a share of Class A common stock on a one-to-one basis as a result of certain events set forth in the Company's amended and restated certificate of incorporation. Class A common stock is not convertible into any other class of shares.
Dividend and Liquidation Rights
All classes of common stock participate equally in any dividends declared by the Company, subject to the rights of preferred stockholders. In the event of liquidation, dissolution, or winding up of the Company, holders of Class A common stock, Class B common stock, and Class C common stock are entitled to share in any distribution of assets remaining after payment of liabilities, subject to the rights of preferred stockholders.
Warrants to Purchase Common Stock
As of December 31, 2024, the Company had outstanding warrants to purchase shares of the Company's Class A common stock that were classified as liabilities. These warrants were issued in connection with the 2022 Senior Secured Notes, as disclosed in the Company's Prospectus. As of December 31, 2024, the fair value of the warrant liabilities was $200 million and was included within derivative and warrant liabilities on the consolidated balance sheets. The Company recorded a loss related to the fair value adjustment of these warrant liabilities of $129 million and $67 million within gain (loss) on fair value adjustments in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2024 and 2023, respectively.
On March 21, 2025, the Company executed an amendment with the warrant holders to fix the exercise price to $1.5495 per share, subject to adjustments for standard anti-dilution adjustments. As a result of the amendment, the Company concluded that the warrants met the requirements for equity classification for contracts that are indexed to the Company's own stock. The Company recognized a net gain of $27 million for the final fair value adjustment pre-modification and modification and fixing of the exercise price, which were recorded in gain (loss) on fair value adjustments in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025, and reclassified the final value of the warrants to additional paid-in capital.
2019 Stock Option Plan and 2025 Equity Incentive Plan
In July 2019, the Company adopted a stock option plan (the "2019 Plan"). The purpose of the 2019 Plan is to provide incentives to attract, retain, and motivate eligible persons whose potential contributions are important to the success of the Company by offering those eligible persons an opportunity to participate in the Company's future performance through the grant of awards of common stock. The total number of shares authorized by the Board to be issued under the 2019 Plan was 74 million shares as of December 31, 2024. Prior to the IPO, in the event that shares previously issued under the 2019 Plan were reacquired by the Company pursuant to a forfeiture provision, right of first refusal, or repurchase by the Company, such shares were added back to the number of shares then available for issuance under the 2019 Plan. As of December 31, 2024, 4 million shares were available for issuance under the 2019 Plan. In March 2025, in connection with the IPO and the adoption of the 2025 Plan (as defined below), the Company ceased granting awards under the 2019 Plan. Following the effective date of the 2025 Plan, any outstanding awards granted under the 2019 Plan remain subject to the terms of the 2019 Plan, and any shares that are forfeited or repurchased by the Company under the 2019 Plan will be automatically transferred to be available for issuance under the 2025 Plan.

In March 2025, the Company adopted the 2025 Equity Incentive Plan (the "2025 Plan") as a successor to the 2019 Plan, which became effective in connection with the IPO. The 2025 Plan authorizes the award of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), RSAs, stock appreciation rights, and RSUs, as well as performance and stock bonus awards. Pursuant to the 2025 Plan, the ISOs may be granted only to employees of the Company, while all other award types may be granted to employees, directors, and consultants. A total of 50 million shares of the Company's Class A common stock were initially reserved, plus any reserved shares of Class A common stock not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2025 Plan. The number of shares reserved for issuance under the 2025 Plan will increase automatically on January 1 of each of 2026 through 2035 by the number of shares equal to the lesser of (a) five percent of the aggregate number of outstanding shares of all classes of common stock plus the total number of shares of Class A common stock issuable upon conversion of preferred stock (if any), in each case as of the immediately preceding December 31, or (b) such number of shares of Class A common stock as may be determined by the Board or the compensation committee of the Board (the "Compensation Committee"). In the event that shares previously issued under the 2025 Plan are reacquired by the Company pursuant to a forfeiture provision, right of first refusal, or repurchase by the Company, such shares shall be added back to the number of shares then available for issuance under the 2025 Plan. As of December 31, 2025, 45 million shares were available for issuance under the 2025 Plan.
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
Stock Options
The following table summarizes stock option activity under the 2019 Plan (share data and aggregate intrinsic value in millions):

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at December 31, 2024	47	$1.74	7	$2,163
Granted	—	—
Exercised	(13)	1.57
Forfeited, expired, or canceled	—	7.47
Outstanding at December 31, 2025	34	$1.76	6	$2,381
Vested and expected to vest at December 31, 2025	34	$1.76	6	$2,381
Exercisable at December 31, 2025	25	$1.18	6	$1,759
The table above does not include 0.4 million shares subject to outstanding options outstanding as of December 31, 2025 that were issued in connection with the 2021 Convertible Senior Secured Notes. Refer to Note 14—Related-Party Transactions for additional information.
The Company did not grant any stock options during the years ended December 31, 2025 and 2024. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2023 was $6.50 per share.
The aggregate grant date fair value of stock options vested during the years ended December 31, 2025, 2024, and 2023 were $36 million, $45 million, and $10 million, respectively.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $1.1 billion, $117 million, and $38 million, respectively. The intrinsic value for options exercised is the difference between the fair value of the stock and the exercise price of the stock option at the date of exercise.
The Black-Scholes option-pricing model assumptions used to value the employee stock options at the grant dates were as follows, presented on a weighted-average basis except for the fair value of common stock which is presented on a range basis:

Year Ended December 31, 2023

Fair value of common stock	$1.86 - $17.27
Expected volatility	58%
Expected term (in years)	6
Risk-free interest rate	4%
Expected dividend yield	—%

These assumptions and estimates were determined as follows:
Expected Volatility—As there was no public market for the Company's common stock, the expected volatility was determined using the historical volatilities of publicly listed peer companies over a period equivalent to the expected term of the awards.
Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. For option grants that are considered to be "plain vanilla," the Company determined the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock options.
Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the stock options at the time of grant.
Expected Dividend Yield—The expected dividend is assumed to be zero, as the Company has never paid dividends on its common stock and has no current plans to do so.
Fair Value Per Share of the Company's Common Stock—Because the Company's common stock was not yet publicly traded, the Company estimated the fair value of its common stock. The Board considered numerous objective and subjective factors to determine the fair value of the Company's common stock at each meeting in which awards were approved.
Employee Stock Purchase Plan
In March 2025, the Company adopted the 2025 Employee Stock Purchase Plan (the "2025 ESPP"), which became effective in connection with the IPO. The 2025 ESPP enables eligible employees to purchase shares of the Company's Class A common stock with accumulated payroll deductions. A total of 10 million shares of the Company's Class A common stock are reserved for issuance under the 2025 ESPP.
The number of shares reserved for issuance and sale under the 2025 ESPP will increase automatically on January 1st of each of 2026 through 2035 by the number of shares equal to the lesser of (a) the number of shares equal to 1% of the sum of the total number of outstanding shares of all classes of the Company's common stock plus the total number of shares of the Company's Class A common stock issuable upon conversion of preferred stock (if any), in each case outstanding as of the immediately preceding December 31 and (b) such number of shares of the Company's Class A common stock determined by the Board or Compensation Committee; provided, that the Board or Compensation Committee may in its sole discretion reduce the amount of the increase in any particular calendar year. Subject to stock splits, recapitalizations, or similar events, no more than 100 million shares of the Company's Class A common stock may be issued over the term of the 2025 ESPP.

The purchase price for shares purchased under the 2025 ESPP during any given purchase period is 85% of the lesser of the fair market value of the Company's Class A common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable purchase period. Each offering period may itself consist of one or more purchase periods. The 2025 ESPP had an initial offering period beginning on March 28, 2025 and ending on November 15, 2025, with a purchase date of November 15, 2025. The initial enrollment period began on the date of the IPO and ended on April 18, 2025. As of December 31, 2025, the amount withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions and the open enrollment period was not material. Stock-based compensation expense during the year ended December 31, 2025 and unrecognized stock-based compensation expense as of December 31, 2025 related to the 2025 ESPP were not material.

Restricted Stock Units
RSUs granted typically vest over four years. The following table summarizes restricted stock unit activity under the 2019 and 2025 Plans for the periods presented (share data in millions):

	Shares	Weighted- Average Fair Value Per Share

Balance at January 1, 2025	15	$38.80
Granted	18	73.92
Vested	(6)	37.58
Forfeited and canceled	(1)	45.55
Unvested balance at December 31, 2025	26	$62.06
There were no RSUs granted during the year ended December 31, 2023, and no RSUs vested during the year ended December 31, 2024. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2024 was $38.56. The total fair value of RSUs, as of their respective vesting dates, during the year ended December 31, 2025 was $537 million.

Restricted Stock Awards
During the year ended December 31, 2025, 2 million RSAs were granted in connection with the Company's acquisitions. These awards typically vest over a four-year service period. The grant date fair value of the RSAs was based on the Company's closing stock price on the grant date and is recognized as stock-based compensation expense over the vesting period. As of December 31, 2025, 2 million of these RSAs remained unvested. Refer to Note 4—Business Combinations for additional information.
Stock-Based Compensation Expense
As of December 31, 2025, unrecognized stock-based compensation expense related to unvested stock options was $54 million, which is expected to be recognized over a weighted-average period of two years.
As of December 31, 2025, unrecognized stock-based compensation expense related to unvested RSUs and RSAs was $1.3 billion, which is expected to be recognized over a weighted-average period of three years.
Total stock-based compensation expense, net of capitalized costs, recognized in the Company's consolidated statements of operations and comprehensive loss was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023

Cost of revenue	$15	$1	$1
Technology and infrastructure	221	10	6
Sales and marketing	31	3	2
General and administrative	363	17	6
Total stock-based compensation expense(1)	$630	$31	$15

________________
(1) The Company recognized $177 million of stock-based compensation expense, net of $17 million of capitalized costs primarily related to the development of internal-use software, during year ended December 31, 2025, associated with vested RSUs as a result of the satisfaction of the liquidity-event performance-based vesting condition in connection with the IPO.

12. Income Taxes
The components of the loss before income taxes were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023

Domestic	$(1,118)	$(743)	$(558)
Foreign	(97)	(1)	—
Loss before income taxes	$(1,215)	$(744)	$(558)

The provision for (benefit from) income taxes consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023

Current:
State	$—	$6	$—
Foreign	5	—	—
Total current income tax expense (benefit)	5	6	—
Deferred:
Federal	(38)	109	36
State	(4)	3	—
Foreign	(11)	1	—
Total deferred income tax expense (benefit)	(53)	113	36
Total provision for (benefit from) income taxes	$(48)	$119	$36

The following table presents the reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the year ended December 31, 2025, updated for the adoption of ASU No. 2023-09 (in millions, except percentages):

	Year Ended December 31,
	2025	Percentage

Tax at statutory rate	$(255)	21%
Foreign tax effects	13	(1)%
Tax credits (1)	(55)	4%
Changes in valuation allowance (2)	378	(31)%
Nontaxable or nondeductible items:
Stock-based compensation	(140)	11%
Other nontaxable or nondeductible items	(5)	1%
Changes in unrecognized tax benefits	16	(1)%
Provision for (benefit from) income taxes	(48)	4%
(1) Generally comprised of U.S. federal R&D tax credits.
(2) Includes the impacts of the enactment of OBBBA.
The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate, prior to the application of ASU No. 2023-09:

	Year Ended December 31,
	2024	2023

U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.1	0.1
Stock-based compensation	1.9	0.5
Foreign tax rate differential	(0.1)	—
Convertible interest	(0.2)	(0.2)
Change in valuation allowance, net	(17.5)	(7.7)
Derivative liabilities	(21.4)	(20.2)
General business credit - federal	0.3	0.2
Other	(0.2)	(0.1)
Effective tax rate	(16.1)%	(6.4)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of December 31, 2025 and 2024, were as follows (in millions):

	December 31, 2025	December 31, 2024

Deferred tax assets:
Net operating losses	$971	$767
Lease liabilities	2,065	540
Deferred revenue	768	309
Other	217	103
Total deferred tax assets	4,021	1,719
Valuation allowance	(636)	(181)
Deferred tax assets, net of valuation allowance	3,385	1,538
Deferred tax liabilities:
Property and equipment	(1,330)	(1,147)
Intangible assets	(46)	(1)

Operating and financing ROU assets	(2,112)	(539)
Total deferred tax liabilities	(3,488)	(1,687)
Net deferred tax liabilities, net of valuation allowance	$(103)	$(149)
ASC 740, Income Taxes, requires that the tax benefit of net operating losses ("NOL"), temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, a valuation allowance has been provided by the Company against federal and state deferred tax assets.
In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the United States. The legislation introduces several measures, including the permanent extension of select provisions from the Tax Cuts and Jobs Act, revisions to the international tax framework, and the reinstatement of favorable tax treatment for certain business-related items. OBBBA contains multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company recognized the effects of the OBBBA provisions in its financial results to the extent they are applicable to the year ended December 31, 2025. The Company will continue to evaluate the impact of these provisions on the year ended December 31, 2026 and subsequent consolidated financial statements.
The valuation allowance increased by $455 million, $133 million and $44 million during the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025 and 2024, the Company had $4.3 billion and $3.6 billion, respectively, in federal NOL carryforwards to offset future taxable income, almost all of which can be carried forward indefinitely. As of December 31, 2025 and 2024, the Company had state NOL carryforwards of $905 million and $61 million, respectively, of which $266 million and $30 million, respectively, can be carried forward indefinitely. If the NOL carryforwards are not utilized, $639 million and $31 million, respectively, will expire in varying amounts between the years 2032 and 2044.
As of December 31, 2025 and 2024, the Company had $63 million and $15 million, respectively, of federal tax credit carryforwards available to offset future taxable income. As of December 31, 2025, the Company had $13 million of state tax credit carryforwards available to offset future taxable income. State tax credit carryforwards available to offset future income as of December 31, 2024 were not material.
A limitation may apply to the use of the net operating loss and credit carryforwards, under provisions of the Internal Revenue Code of 1986, as amended, and similar state tax provisions that are applicable if the Company experiences an "ownership change under Section 382." For example, an ownership change may occur as a result of the issuance of new equity or certain shareholder transactions. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a potential reduction in the gross deferred tax assets before considering the valuation allowance.
The Company experienced a Section 382 ownership change during the years ended December 31, 2024 and 2023, and determined that these changes did not materially impact the availability of its NOL carryforwards for use in the future.
Gross unrecognized tax benefits related to uncertain tax positions as of December 31, 2025 was $22 million. If these amounts were recognized, $19 million would affect the Company's effective tax rate. Unrecognized tax benefits of the years ended December 31, 2024 and 2023 were not material.
The change in the balance of unrecognized tax benefits was not material in the years ended December 31, 2025, 2024, and 2023.
The Company is subject to income taxes in the United States, California, and other various domestic and international jurisdictions. The Company is currently under federal audit for 2023.
Due to differing interpretations of tax laws and regulations, tax authorities may dispute the Company's tax filing positions. The Company periodically evaluates the exposures associated with tax filing positions and will reserve amounts, if needed, for adjustments that may result from tax examinations.

The amounts of cash income taxes paid (refunded) by the Company were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023

State and local	$(1)	$14	$—
Income taxes, net of amounts refunded	$(1)	$14	$—
13. Net Loss Per Share Attributable to Common Stockholders
The Company computes net loss per share utilizing the two-class method required for participating securities. The two-class method determines net loss per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed income. The rights, including the liquidation and dividend rights, of the holders of the Company's Class A common stock and Class B common stock are identical, except with respect to voting. As a result, the basic and diluted net loss per share of Class A common stock and Class B common stock are the same and therefore presented on a combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023

Numerator:
Net loss	$(1,167)	$(863)	$(594)
Dividends and accretion on Series C redeemable convertible preferred stock	(29)	(74)	—
Net loss attributable to common stockholders, basic	$(1,196)	$(937)	$(594)
Change in fair value of common stock warrants	(27)	—	—
Net loss attributable to common stockholders, diluted	$(1,223)	$(937)	$(594)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	435	218	192
Effect of dilutive securities:
Common stock warrants	1	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	436	218	192
Net loss per share attributable to common stockholders, basic	$(2.75)	$(4.30)	$(3.09)
Net loss per share attributable to common stockholders, diluted	$(2.81)	$(4.30)	$(3.09)

The number of securities that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023

Redeemable convertible preferred stock	—	185	155
Outstanding convertible notes	26	—	25
Outstanding RSUs and RSAs	28	—	—
Outstanding stock options	34	47	51
Outstanding warrants to purchase common stock	4	4	4
Total	92	236	235
The table above does not include 15 million RSUs outstanding as of December 31, 2024, because these awards were subject to a performance-based vesting condition that was not considered probable as of that date. In addition, the table above does not include the convertible promissory note, which may be settled in a variable number of shares of the Company's Class A common stock. Refer to Note 10—Debt for additional information.
14. Related-Party Transactions
Magnetar
The Company has entered into certain transactions, as further described below, with Magnetar Financial LLC ("Magnetar") and certain funds or accounts managed or advised by Magnetar, and such funds or accounts collectively held a significant equity interest in the Company.
Magnetar was a related party of the Company through March 2025, as Magnetar-affiliated funds collectively held a significant equity interest in the Company and Magnetar had representation on the Company's Board. Effective March 2025, Magnetar relinquished its Board seat, held less than 10% of the total voting power, and no longer had the ability to exercise significant influence over the Company. Accordingly, Magnetar no longer met the definition of a related party per ASC 850, Related Party Disclosures. Transactions and balances with Magnetar are disclosed below for periods during which Magnetar was a related party.
Senior Secured Notes
In connection with the issuance of the 2021 Convertible Senior Secured Notes in October 2021, the Company granted Magnetar an option to purchase up to $15 million of the Company's Class A common stock at the IPO price, which is equal to 0.4 million shares at the IPO price of $40.00 per share, which is exercisable until the one-year anniversary of the IPO. As of December 31, 2025, this option is still outstanding and has not been exercised.
In October 2022, the Company executed a note issuance agreement and a note purchase agreement (the "2022 Senior Secured Notes") and between October 2022 and April 2023, the Company issued $125 million of 2022 Senior Secured Notes with maturity dates between October 2025 and April 2026 to funds or accounts managed or advised by Magnetar, along with warrants to purchase 12 million shares of the Company's Class A common stock. In March 2025, the warrants were amended to fix the exercise price per share, and the Company concluded that these warrants met the requirements for equity classification. Refer to Note 11—Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for additional information. In July 2024, the Company redeemed these notes in full, paying $137 million. In connection with the issuance of the 2022 Senior Secured Notes, the Company granted Magnetar the right to purchase up to 5% of the Company's Class A common stock issued at a price equal to the price per share in the Company's IPO. This option expired unexercised in connection with the IPO.
Redeemable Convertible Preferred Stock Financing
Between April 2023 and May 2024, the Company issued a number of shares of different classes of redeemable convertible preferred stock, some of which were acquired by certain of the Company's directors, holders of more than 5% of the Company's outstanding capital stock, and their affiliates or funds or accounts managed thereby. As described in Note 11—Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit), the shares of redeemable convertible preferred stock were converted in connection with the IPO.
Tender Offers
In December 2023, employees and certain stockholders of the Company offered 41 million shares of common stock, which were purchased by certain existing stockholders and new stockholders. Entities managed or advised by a single stockholder participated in the tender offer as purchasers. Upon completion of the tender offer, these entities were deemed to beneficially own more than 5% of the Company's outstanding shares of capital stock, on an aggregated basis.
In October 2024, employees and certain stockholders of the Company offered 14 million shares of Class A common stock, which were purchased by certain existing stockholders and new stockholders. Entities managed or advised by a single stockholder participated in the tender offer as purchasers. Upon completion of the tender offer, these entities were deemed to beneficially own more than 5% of the Company's outstanding shares of capital stock, on an aggregated basis.
Delayed Draw Term Loan Facilities
As of December 31, 2024 $438 million in aggregate principal amount of the DDTL 1.0 Facility was outstanding and held by funds or accounts managed or advised by Magnetar. The Company has paid to funds or accounts managed or advised by Magnetar $25 million and $63 million in principal and incurred $15 million and $66 million in interest expense for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. Refer to Note 10—Debt for additional information.
As of December 31, 2024 $106 million of the DDTL 2.0 Facility was outstanding and held by funds or accounts managed or advised by Magnetar, respectively. The Company has not made principal payments on the DDTL 2.0 Facility as of December 31, 2025. The interest expense for the three months ended March 31, 2025 and the year ended December 31, 2024 associated with amounts held by funds or accounts managed or advised by Magnetar was not material. Refer to Note 10—Debt for additional information.
Magnetar Loan
In connection with the MagAI Capacity Agreement with MagAI Ventures, the Company had a deposit from MagAI Ventures of $230 million classified within other current liabilities on the consolidated balance sheets as of December 31, 2024. The Company incurred $19 million in interest expense in connection with the Magnetar Loan for the three months ended March 31, 2025. Refer to Note 10—Debt for additional information.
Strategic Investment
In June 2024, the Company contributed $50 million to a fund managed by Magnetar in connection with the fund's purchase of a third-party's preferred stock. The Company consolidated the fund and accounted for the purchased preferred stock as equity securities of privately held entities that do not have a readily determinable fair value measured at cost, with subsequent adjustments for observable price changes or impairments. The investment is included in other non-current assets on the consolidated balance sheets.
Equity Exchange Agreement
In September 2024, the Company entered into an equity exchange right agreement with each of its co-founders. This agreement grants each co-founder the right, but not the obligation, to exchange shares of Class A common stock received upon the exercise or settlement of equity awards for shares of Class B common stock. This right applies to equity awards previously granted to the Company's co-founders and to equity awards that may be granted to the Company's co-founders in the future.
Unconsolidated Joint Venture
In June 2025, the Company entered into a forward-starting lease and a development management agreement in connection with the JV, which is an unconsolidated subsidiary of the Company and a related party. These agreements are deemed to be priced at market terms as they were negotiated as part of an arms-length negotiations with the other investor in the JV. During the year ended December 31, 2025, the Company did not recognize any material income or expenses in the consolidated statements of operations and comprehensive loss pursuant to these agreements. Refer to Note 3—Investments and Fair Value Measurements for additional information.
15. Geographic Information
Revenue by geography is based on the address of the customer as specified in the Company's customer contracts. The following table sets forth revenue by geographic area (in millions):

	Year Ended December 31,
	2025	2024	2023

United States	$4,801	$1,797	$201
All other countries	330	118	28
Total revenue	$5,131	$1,915	$229
The Company's long-lived assets are attributed to a country based on the physical location of the assets. It defines long-lived assets as property and equipment and operating lease right-of-use assets because many of these assets cannot be readily moved and are relatively illiquid, subjecting them to geographic risk.
As of December 31, 2025 and 2024, 88% and 90%, respectively, of the Company's long-lived assets were located in the United States, with no other single country accounting for more than 10% of these assets.

16. Subsequent Events
In January 2026, NVIDIA Corporation invested $2 billion in the Company's Class A common stock at a purchase price of $87.20 per share.
In January 2026, the Company entered into additional financing agreements with an OEM. The financing agreements have an aggregate notional balance of $1.5 billion. The financing arrangements have terms of three years. The Company granted a security interest for the financed equipment.
In January and February 2026, the Company executed additional lease agreements, primarily for data centers and office facilities. The aggregate amount of estimated future undiscounted lease payments associated with such leases is $8.8 billion. The leases are expected to commence between 2026 and 2028 with estimated lease terms of two to 16 years.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
As disclosed in the section titled "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K, we previously identified material weaknesses in our internal control over financial reporting related to the lack of effectively designed, implemented, and maintained IT general controls over applications that support our financial reporting processes; insufficient segregation of duties across financially relevant functions, and lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel and related internal controls. We have also concluded that these material weaknesses continued to exist as of December 31, 2025. The deficiencies identified did not result in a material misstatement to our financial statements.
Remediation Efforts to Address Previously Identified Material Weaknesses
The material weaknesses described above arose because as a private company prior to our IPO, coupled with the rapid growth in our business, we did not have the business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
We have taken and will continue to take action to remediate these material weaknesses, including:
•engagement with external consultants with extensive Sarbanes-Oxley Act experience;

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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B.Other Information
(a) Not applicable.
(b) Director and Officer Trading Arrangements
During the three months ended December 31, 2025, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K (each, a "Rule 10b5-1 Plan").
On November 20, 2025, Michael Intrator, our Chief Executive Officer and Chair of our board of directors, entered into a Rule 10b5-1 Plan (the "Intrator Plan") providing for the potential sale of up to (a) 5,525,000 shares of our Class A common stock directly held by Mr. Intrator, (b) up to 280,695 shares of our Class A common stock to be received by Mr. Intrator upon the vesting and settlement of RSUs, (c) 2,975,000 shares of our Class A common stock that is issuable upon the conversion of shares of our Class B common stock directly held by Omnadora Capital LLC, of which Mr. Intrator is the sole manager of its manager, Omnadora Management LLC, (d) up to 266,031 shares of our Class A common stock that is issuable upon the conversion of shares of our Class B common stock directly held by PMI 2024 F&F GRAT, of which Mr. Intrator is the sole beneficiary and of which his spouse is trustee, and (e) 7,240 shares of our Class A common stock that is issuable upon the conversion of shares of our Class B common stock directly held by Silver Thimble Resulting Trust, an irrevocable trust with a third-party trustee, of which Mr. Intrator's children are beneficiaries, of which Mr. Intrator has the power to remove and replace its trustee, and of which investment discretion over its assets is exercised by its investment manager, Copper Thimble LLC, for which Mr. Intrator serves as the manager, in each case, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Intrator Plan, between an estimated start date of April 1, 2026 and September 30, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Intrator Plan or the occurrence of certain events set forth therein. The Intrator Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the Intrator Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold upon future vesting events.
On November 17, 2025, Brannin McBee, our Chief Development Officer, entered into a Rule 10b5-1 Plan (the "McBee Plan") providing for the potential sale of up to (a) 2,400,000 shares of our Class A Common Stock issuable upon the conversion of shares of our Class B common stock directly held by Mr. McBee, (b) 400,000 shares of our Class A Common Stock issuable upon the conversion of shares of our Class B common stock directly held by Mr. McBee's spouse, (c) 650,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Brannin J. McBee 2022 Irrevocable Trust, of which Mr. McBee's spouse and minor child are beneficiaries and for which Mr. McBee's spouse is trustee, (d) 400,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2025 GRAT, of which Mr. McBee is the sole trustee and beneficiary, and (e) 150,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Minor 2025 GRAT, of which Mr. McBee's spouse is the sole trustee and beneficiary, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the McBee Plan, between an estimated start date of February 23, 2026 and April 29, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the McBee Plan or the occurrence of certain events set forth therein.
On November 13, 2025, Brian Venturo, our Chief Strategy Officer and a member of our board of directors, entered into a Rule 10b5-1 Plan (the "Venturo Plan") providing for the potential sale of up to (a) 5,600,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock directly held by West Clay Capital LLC, of which Mr. Venturo is the managing member, (b) 1,400,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock directly held by the Venturo Family GST Exempt Trust dated June 30, 2023, of which Mr. Venturo's spouse is trustee and Mr. Venturo's spouse and minor children are beneficiaries, (c) 100,000 shares of our Class A common stock directly held by the YOLO APV Trust, a trust established for the benefit of Mr. Venturo's minor child, (d) 100,000 shares of our Class A common stock directly held by the YOLO ECV Trust, a trust established for the benefit of Mr. Venturo's minor child, (e) 54,474 shares of our Class A common stock directly held by Mr. Venturo, and (f) 126,752 shares of our Class A common stock to be received by Mr. Venturo upon the future vesting and settlement of RSUs, in each case, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Venturo Plan, between an estimated start date of April 1, 2026 and December 31, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Venturo Plan or the occurrence of certain events set forth therein. The Venturo Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the Venturo Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold upon future vesting events.
On November 18, 2025, Nitin Agrawal, our Chief Financial Officer, modified the Rule 10b5-1 Plan that he had adopted on August 27, 2025 (as modified, the "Agrawal Plan") providing for the potential sale of up to (a) 87,634 shares of our Class A common stock directly held by Mr. Agrawal, and (b) 535,022 shares of our Class A common stock to be received by Mr. Agrawal upon the future vesting and settlement of RSUs, in each case, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Agrawal Plan, between an estimated start date of April 8, 2026 and March 31, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Agrawal Plan or the occurrence of certain events set forth therein. As noted above, among other securities, the Agrawal Plan provides for the sale of shares of our Class A common stock as well as the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the Agrawal Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold upon future vesting events.
On November 20, 2025, Chen Goldberg, our Senior Vice President of Engineering, modified the Rule 10b5-1 Plan that she had adopted on June 3, 2025 (as modified, the "Goldberg Plan") providing for the potential sale of up to 257,060 shares of our Class A common stock to be received by Ms. Goldberg upon the vesting and settlement of RSUs, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Goldberg Plan, between an estimated start date of February 23, 2026 and August 28, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Goldberg Plan or the occurrence of certain events set forth therein. The Goldberg Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the Goldberg Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold upon future vesting events.
On September 4, 2025, Jack Cogen, a member of our board of directors, entered into a Rule 10b5-1 Plan (the "Cogen Plan") providing for the potential sale of up to 2,000,000 shares of our Class A common stock directly held by CW Holding 987 LLC, of which Mr. Cogen is the managing member, so long as the market price our Class A common stock satisfies certain threshold prices specified in the Cogen Plan between an estimated start date of January 2, 2026 and June 30, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Cogen Plan or the occurrence of certain events set forth therein.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Delinquent Section 16(a) Reports" in the our Proxy Statement and is incorporated herein by reference. We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees and the Company itself that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified entirely by reference to our Insider Trading Policy that is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)We have filed the following documents as part of this Annual Report on Form 10-K:
1.Financial Statements.
See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules.
All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or because it is not required.
3.Exhibits.
(b)The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description of Document	Form	File No.	Number	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation	S-8	333-286640	3.1	April 18, 2025
3.2	Amended and Restated Bylaws	S-8	333-286640	3.2	April 18, 2025
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Class A Common Stock certificate	S-1/A	333-285512	4.1	March 20, 2025
4.3	Third Amended and Restated Investors' Rights Agreement between CoreWeave, Inc. and certain holders of its capital stock, dated May 16, 2024	S-1	333-285512	4.2	March 3, 2025
4.4	Form of Regular Warrant between CoreWeave, Inc. and funds or accounts managed or advised by Magnetar	S-1	333-285512	4.3	March 3, 2025
4.5	Form of Penny Warrant between CoreWeave, Inc. and funds or accounts managed or advised by Magnetar	S-1	333-285512	4.4	March 3, 2025
4.6	Amended and Restated Registration Rights Agreement between CoreWeave, Inc. and funds or accounts managed or advised by Magnetar, as amended	S-1/A	333-285512	4.6	March 20, 2025
4.7	Indenture, dated as of May 27, 2025, by and among CoreWeave, Inc., the guarantor party thereto and Wilmington Trust, National Association, as trustee	8-K	001-42563	4.1	May 28, 2025
4.8	Form of 9.250% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.7)	8-K	001-42563	4.2	May 28, 2025
4.9	Indenture, dated as of July 25, 2025, by and among CoreWeave, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	8-K	001-42563	4.1	July 28. 2025
4.10	Form of 9.000% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.9)	8-K	001-42563	4.2	July 28, 2025

4.11	Indenture, dated as of December 11, 2025, by and among CoreWeave, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	8-K	001-42563	4.1	December 11, 2025
4.12	Form of 1.75% Convertible Senior Note due 2031 (included as Exhibit A to Exhibit 4.11)	8-K	001-42563	4.2	December 11, 2025
4.13	Description of CoreWeave, Inc.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1#	Form of Indemnification Agreement between CoreWeave, Inc. and each of its directors and executive officers	S-1	333-285512	10.1	March 3, 2025
10.2#	CoreWeave, Inc. 2019 Stock Option Plan and related form agreements	S-1	333-285512	10.2	March 3, 2025
10.3#	CoreWeave, Inc. 2025 Equity Incentive Plan and related form agreements	S-1/A	333-285512	10.3	March 20, 2025
10.4#	CoreWeave, Inc. 2025 Employee Stock Purchase Plan and related form agreements	S-1/A	333-285512	10.4	March 20, 2025
10.5#	Non-Employee Director Compensation Policy	S-1	333-285512	10.5	March 3, 2025
10.6#	Senior Executive Change in Control and Severance Plan	S-1/A	333-285512	10.6	March 20, 2025
10.7^	Office Lease, between CoreWeave, Inc. and Livingston Circle Associates, dated March 29, 2024	S-1	333-285512	10.7	March 3, 2025
10.8†^	Credit Agreement between CoreWeave Compute Acquisition Co. II, LLC and the agents and lenders party thereto, dated July 30, 2023	S-1	333-285512	10.8	March 3, 2025
10.9†	First Amendment to Credit Agreement between CoreWeave Compute Acquisition Co. II, LLC and the agents and lenders party thereto, dated May 16, 2024	S-1	333-285512	10.9	March 3, 2025
10.10†^	Parent Guarantee and Pledge Agreement between CoreWeave, Inc. and U.S. Bank Trust Company, National Association, dated July 30, 2023	S-1	333-285512	10.10	March 3, 2025
10.11	First Amendment to Parent Guarantee and Pledge Agreement between CoreWeave, Inc., U.S. Bank Trust Company, National Association, and the lenders party thereto, dated November 8, 2023	S-1	333-285512	10.11	March 3, 2025
10.12†	Second Amendment to Parent Guarantee and Pledge Agreement between CoreWeave, Inc., U.S. Bank Trust Company, National Association, and the lenders party thereto, dated May 16, 2024	S-1	333-285512	10.12	March 3, 2025

10.13†	Third Amendment to Parent Guarantee and Pledge Agreement between CoreWeave, Inc., U.S. Bank Trust Company, National Association, and the lenders party thereto, dated November 5, 2025					X
10.14†	Fourth Amendment to Parent Guarantee and Pledge Agreement between CoreWeave, Inc., U.S. Bank Trust Company, National Association, and the lenders party thereto, dated December 7, 2025					X
10.15†^	Credit Agreement between CoreWeave Compute Acquisition Co., IV, LLC and the agents and lenders party thereto, dated May 16, 2024	S-1	333-285512	10.13	March 3, 2025
10.16†	First Amendment to Credit Agreement between CoreWeave, Inc., the guarantors party thereto, and the agents and lenders party thereto, dated August 29, 2024	S-1	333-285512	10.14	March 3, 2025
10.17†	Limited Waiver And Second Amendment To Credit Agreement between CoreWeave Compute Acquisition Co., IV, LLC, the Borrower party thereto, and the agents and lenders party thereto, dated December 31, 2024	S-1	333-285512	10.15	March 3, 2025
10.18^	Third Amendment to Credit Agreement between CoreWeave Compute Acquisition Co., IV, LLC and the lenders party thereto, dated February 28, 2025					X
10.19	Fourth Amendment to Credit Agreement, dated as of June 6, 2025, by and among CoreWeave Compute Acquisition Co., IV, LLC and the lenders party thereto	10-Q	001-42563	10.8	August 13, 2025
10.20	Fifth Amendment to Credit Agreement between CoreWeave Compute Acquisition Co., IV, LLC, CoreWeave, Inc., U.S. Bank National Association, as depository bank, U.S. Bank Trust Company, National Association as administrative agent and collateral agent, and other lenders party thereto, dated September 29, 2025	8-K	001-42563	10.1	October 2, 2025
10.21^	Parent Guarantee and Pledge Agreement between CoreWeave, Inc. and U.S. Bank Trust Company, National Association, dated May 16, 2024	S-1	333-285512	10.16	March 3, 2025
10.22†	First Amendment to Parent Guarantee and Pledge Agreement between CoreWeave, Inc., U.S. Bank Trust Company, National Association, and the lenders party thereto, dated November 5, 2025					X

10.23	Second Amendment to Parent Guarantee and Pledge Agreement between CoreWeave, Inc., U.S. Bank Trust Company, National Association, and the lenders party thereto, dated December 7, 2025					X
10.24^	Revolving Credit and Guaranty Agreement between CoreWeave, Inc., the guarantors party thereto, and the agents and lenders party thereto, dated June 21, 2024	S-1	333-285512	10.17	March 3, 2025
10.25^	Amendment No. 1 to Revolving Credit and Guaranty Agreement between CoreWeave, Inc., the guarantors party thereto, and the agents and lenders party thereto, dated October 7, 2024	S-1	333-285512	10.18	March 3, 2025
10.26^	Amendment No. 2 to Revolving Credit and Guaranty Agreement between CoreWeave, Inc., the guarantors party thereto, and the agents and lenders party thereto, dated December 2, 2024	S-1	333-285512	10.19	March 3, 2025
10.27	Amendment No. 3 to Revolving Credit and Guaranty Agreement between CoreWeave, Inc., the guarantors party thereto, and the agents and lenders party thereto, dated May 2, 2025	8-K	001-42563	10.1	May 6, 2025
10.28†^	Amendment No. 4 to Revolving Credit and Guaranty Agreement between CoreWeave, Inc., the guarantors party thereto, and the agents and lenders party thereto, dated November 10, 2025	10-Q	001-42563	10.7	November 13, 2025
10.29	Credit Agreement between CoreWeave Compute Acquisition Co. V, LLC, CoreWeave Compute Acquisition Co. VII, LLC, U.S. Bank National Association, as depository bank, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association as collateral agent, Morgan Stanley Asset Funding, Inc., MUFG Bank, Ltd. and Goldman Sachs Bank USA, as joint lead arrangers, and other lenders party thereto, dated July 28, 2025	8-K	001-42563	10.1	July 31, 2025
10.30	Parent Guarantee and Pledge Agreement between CoreWeave, Inc., CCAC VII Holdco LLC and U.S. Bank Trust Company, National Association, and the lenders party thereto, dated July 28, 2025	8-K	001-42563	10.2	July 31, 2025
10.31†
First Amendment to Credit Agreement and Parent Guarantee and Pledge Agreement between CoreWeave Compute Acquisition Co. VII, LLC, CoreWeave, Inc., CCAC VII Holdco LLC, and the agents and lenders party thereto, dated December 31, 2025
						X

10.32	Form of Equity Exchange Right Agreement between CoreWeave, Inc. and each of Michael Intrator, Brian Venturo, and Brannin McBee	S-1	333-285512	10.21	March 3, 2025
10.33
Termination of Director Nomination Rights between CoreWeave, Inc. and CW Opportunity 2 LP, Magnetar Constellation Master Fund, Ltd, Magnetar Capital Master Fund Ltd and Longhorn Special Opportunities Fund LP, dated November 6, 2025
						X
10.34†^	Master Services Agreement between CoreWeave, Inc. and Microsoft Corporation, dated February 22, 2023	S-1	333-285512	10.23	March 3, 2025
10.35†^	Master Services Agreement between CoreWeave, Inc. and OpenAI OpCo, LLC, dated March 7, 2025	S-1/A	333-285512	10.24	March 12, 2025
10.36†^	Master Services Agreement between CoreWeave, Inc. and OpenAI OpCo, LLC, dated May 8, 2025	8-K	001-42563	10.1	September 25, 2025
10.37	Stock Issuance Agreement between CoreWeave, Inc. and OpenAI OpCo, LLC, dated March 7, 2025	S-1/A	333-285512	10.25	March 12, 2025
10.38†^	Master Services Agreement between CoreWeave, Inc. and NVIDIA Corporation, dated April 10, 2023	S-4/A	333-289742	10.31	September 25, 2025
10.39†^	Master Services Agreement between CoreWeave, Inc. and Meta Platforms, Inc., dated December 10, 2023	8-K	001-42563	10.1	September 30, 2025
10.40	Form of Base Capped Call Confirmation	8-K	001-42563	10.1	December 11, 2025
10.41	Form of Additional Capped Call Confirmation	8-K	001-42563	10.2	December 11, 2025
10.42#†^	Letter Agreement between CoreWeave, Inc. and Nitin Agrawal					X
10.43#†^	Letter Agreement between CoreWeave, Inc. and Jon Jones					X
16.1	Letter Regarding Change in Accountants	S-1/A	333-285512	16.1	March 20, 2025
19.1	CoreWeave, Inc. Insider Trading Policy					X
21.1	List of Subsidiaries of CoreWeave, Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)					X
31.1
Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
						X

31.2
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	CoreWeave, Inc. Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X
_____________
# Indicates management contract or compensatory plan. † The registrant has omitted portions of the exhibit (indicated by "[*]") as permitted under Item 601(b)(10) of Regulation S-K. ^ The registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request. * The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.
(c)Financial Statement Schedules.
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Roseland, New Jersey, on the 2nd day of March, 2026.

COREWEAVE, INC.

By:	/s/ Michael Intrator
Michael Intrator
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Intrator and Nitin Agrawal, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Intrator	Director, Chief Executive Officer and President
Michael Intrator	(Principal Executive Officer)	March 2, 2026

/s/ Nitin Agrawal	Chief Financial Officer
Nitin Agrawal	(Principal Financial Officer)	March 2, 2026

/s/ Jeffrey Baker	Chief Accounting Officer
Jeffrey Baker	(Principal Accounting Officer)	March 2, 2026

/s/ Brian Venturo
Brian Venturo	Director and Chief Strategy Officer	March 2, 2026

/s/ Karen Boone
Karen Boone	Director	March 2, 2026

/s/ Jack Cogen
Jack Cogen	Director	March 2, 2026

/s/ Glenn Hutchins
Glenn Hutchins	Director	March 2, 2026

/s/ Margaret Whitman
Margaret Whitman	Director	March 2, 2026