Form 10-Q
period 2026-03-31
CoreWeave, Inc.
filed 2026-05-08
CIK 1769628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒

As of April 30, 2026, CoreWeave, Inc. had outstanding 447,573,939 shares of Class A common stock, 97,996,407 shares of Class B common stock, and 0 shares of Class C common stock, each with a par value of $0.000005.

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
•our ability to realize and the expected timing for the benefits and impacts of our acquisitions;
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
•economic and industry trends, projected growth, or trend analysis, particularly as it relates to high performance computing;
•general economic conditions in the United States and globally, including the effects of global geopolitical conflicts, inflation, tariffs, trade controls, interest rates, any instability in the global banking sector, and foreign currency exchange rates;
•our ability to operate and grow our business in light of macroeconomic uncertainty;
•our estimates of the maximum funding exposure to fund potential construction and development costs for our joint venture to acquire and develop a data center campus in New Jersey;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

COREWEAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$2,244	$3,127
Restricted cash and cash equivalents, current	777	819
Marketable securities	22	34
Accounts receivable, net	2,120	3,169
Prepaid expenses and other current assets	446	339
Total current assets	5,609	7,488
Restricted cash and cash equivalents, non-current	299	184
Property and equipment, net	36,424	30,557
Operating lease right-of-use assets	10,182	8,231
Intangible assets, net	224	235
Goodwill	1,101	1,101
Other non-current assets	1,734	1,506
Total assets	$55,573	$49,302
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,371	$1,623
Accrued liabilities	2,726	5,773
Debt, current	7,547	6,708
Deferred revenue, current	2,130	1,709
Operating lease liabilities, current	487	427
Finance lease liabilities, current	23	38
Other current liabilities	1,534	162
Total current liabilities	17,818	16,440
Debt, non-current	17,312	14,665
Deferred revenue, non-current	5,393	6,476
Operating lease liabilities, non-current	9,563	7,768
Finance lease liabilities, non-current	215	216
Deferred tax liabilities, non-current	194	115
Other non-current liabilities	319	287
Total liabilities	50,814	45,967
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.000005 par value per share, 100 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.000005 par value per share, 3,000 shares authorized as of March 31, 2026 and December 31, 2025; 435 and 401 shares issued as of March 31, 2026 and December 31, 2025, respectively; and 428 and 394 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.000005 par value per share, 200 shares authorized as of March 31, 2026 and December 31, 2025; 104 and 108 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class C common stock, $0.000005 par value per share, 200 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Treasury stock, at cost, 7 shares as of March 31, 2026 and December 31, 2025	(34)	(34)
Additional paid-in capital	8,171	6,012
Accumulated other comprehensive income	5	—
Accumulated deficit	(3,383)	(2,643)
Total stockholders' equity	4,759	3,335
Total liabilities and stockholders' equity	$55,573	$49,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue	$2,078	$982
Operating expenses:
Cost of revenue	716	262
Technology and infrastructure	1,273	561
Sales and marketing	69	11
General and administrative	164	175
Total operating expenses	2,222	1,009
Operating loss	(144)	(27)
Gain (loss) on fair value adjustments	—	27
Interest expense, net	(536)	(264)
Other income (expense), net	24	(5)
Loss before income taxes	(656)	(269)
Provision for income taxes	84	46
Net loss	(740)	(315)
Other comprehensive income	5	—
Total comprehensive loss	$(735)	$(315)
Net loss attributable to common stockholders, basic	$(740)	$(343)
Net loss attributable to common stockholders, diluted	$(740)	$(370)
Net loss per share attributable to common stockholders, basic	$(1.40)	$(1.40)
Net loss per share attributable to common stockholders, diluted	$(1.40)	$(1.49)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	527	246
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	527	249

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions)
(unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2025	502	$—	$(34)	$6,012	$—	$(2,643)	$3,335
Issuance of common stock in a private placement, net of issuance costs	23	—	—	1,985	—	—	1,985
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—	—	—
Exercise of stock options	5	—	—	8	—	—	8
Stock-based compensation expense	—	—	—	166	—	—	166
Other comprehensive income (loss)	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	(740)	(740)
Balance, March 31, 2026	532	$—	$(34)	$8,171	$5	$(3,383)	$4,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2024	185	$1,722	—	$—	233	$—	$(34)	$1,096	$(1,476)	$(414)
Cash dividend on Series C redeemable convertible preferred stock	—	—	—	—	—	—	—	(29)	—	(29)
Reclassification of warrant liabilities to equity	—	—	—	—	—	—	—	173	—	173
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	36	—	—	1,392	—	1,392
Conversion of redeemable convertible preferred stock in connection with initial public offering	(185)	(1,722)	30	1,163	155	—	—	559	—	559
Issuance of common stock for contract incentive	—	—	—	—	9	—	—	350	—	350
Tax withholdings on settlement of restricted stock units	—	—	—	—	—	—	—	(16)	—	(16)
Exercise of stock options	—	—	—	—	2	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	—	—	—	203	—	203
Net loss	—	—	—	—	—	—	—	—	(315)	(315)
Balance, March 31, 2025	—	$—	30	$1,163	435	$—	$(34)	$3,731	$(1,791)	$1,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(740)	$(315)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,147	443
Amortization of debt discounts and issuance costs and accretion of redemption premiums	41	38
Stock-based compensation expense	153	184
Non-cash lease expense	167	67
Deferred income taxes	79	45
Gain on fair value adjustments	—	(27)
Other non-cash reconciling items	121	23
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	1,042	(639)
Prepaid expenses and other assets	(471)	247
Accounts payable and accrued expenses	960	62
Deferred revenue	575	(16)
Lease liabilities	(90)	(51)
Net cash provided by operating activities	$2,984	$61
Cash flows from investing activities:
Purchase of property and equipment, including capitalized internal-use software	$(7,695)	$(1,407)
Maturities and sales of marketable securities	12	29
Issuance of notes receivable	—	(55)
Other investing activities	(25)	—
Net cash used in investing activities	$(7,708)	$(1,433)
Cash flows from financing activities:
Proceeds from issuance of debt, net	$3,290	$785
Repayments of debt	(1,335)	(271)
Issuance of common stock in a private placement, net of issuance costs	1,985	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	1,423
Redeemable convertible preferred stock cash dividends paid	—	(26)
Payment of tax withholdings on settlement of RSUs	—	(16)
Other financing activities	(26)	(41)
Net cash provided by financing activities	$3,914	$1,854
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(810)	$482
Cash, cash equivalents, and restricted cash—beginning of period	4,130	2,035
Cash, cash equivalents, and restricted cash—end of period	$3,320	$2,517
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized amounts	$364	$142
Non-cash investing and financing activities:
Liabilities related to property and equipment additions, including OEM financed additions	$4,592	$2,019
Reclassification of liabilities related to property and equipment additions to debt upon execution of OEM financing arrangements	1,469	—
Operating lease right-of-use assets acquired through lease liability	1,988	536
Conversion of redeemable convertible preferred stock in connection with initial public offering	—	1,722
Issuance of common stock for contract incentive	—	350
Reclassification of warrant liabilities to equity	—	173
Reclassification of customer deposit to debt	—	230
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$2,244	$1,276
Restricted cash and cash equivalents, current	777	624
Restricted cash and cash equivalents, non-current	299	617
Total cash, cash equivalents, and restricted cash	$3,320	$2,517
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
Initial Public Offering
In March 2025, the Company completed its initial public offering ("IPO"), in which the Company issued and sold 37 million shares of its Class A common stock at a public offering price of $40.00 per share, which resulted in net proceeds of $1.4 billion after deducting the underwriting discounts and commissions and before deducting offering costs payable by the Company of $31 million. In April 2025, the underwriters exercised a portion of their over-allotment option and purchased from the Company an additional 2 million shares of Class A common stock at the IPO price, which resulted in net proceeds to the Company of $68 million after deducting the underwriting discounts and commissions.
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
In March 2025, the Company also entered into a commercial agreement (the "Commercial Agreement") with a strategic customer to provide AI infrastructure services. In connection with the Commercial Agreement, the Company issued 9 million shares of the Company’s Class A common stock on March 31, 2025, with an aggregate value of $350 million at the time of issuance based on a price per share equal to the IPO price.
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
These unaudited interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 2, 2026. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position and results of operations. The interim results are not necessarily indicative of the operating results expected for the full year or any future period. Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.
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
Significant Accounting Policies
The Company's significant accounting policies are discussed in "Note 1—Overview and Summary of Significant Accounting Policies" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three months ended March 31, 2026, there have been no material changes to the Company's accounting policies.

Research and Development
Research and development costs were $104 million and $70 million for the three months ended March 31, 2026 and 2025, respectively, and are included within technology and infrastructure expense in the condensed consolidated statements of operations and comprehensive loss.
Segment Information
The Company's chief operating decision maker ("CODM"), the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. The Company operates its business in one operating segment and, therefore, has one reportable segment.
The CODM uses consolidated net loss to measure segment profit or loss in order to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results. Significant segment expenses that the CODM reviews and utilizes to manage the Company's operations are cost of revenue, technology and infrastructure, sales and marketing, and general and administrative expenses at the consolidated level, which are presented in the Company's condensed consolidated statements of operations and comprehensive loss. Other segment items included in consolidated net loss include gain (loss) on fair value adjustments, interest expense, net, other income (expense), net, and provision for income taxes, which are presented in the Company's condensed consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those recognized in a business combination. The guidance is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted. Upon adoption, the guidance should be applied prospectively. The Company determined the ASU did not have a material impact on its condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the condensed consolidated statements of operations and comprehensive loss. This guidance as further clarified through ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) will be effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.

2. Revenue
Disaggregation of Revenue
The Company primarily generates its revenue through providing cloud computing services, which include both committed contracts and on-demand services. Revenue recognized related to customer commitments, including revenue from delivering capacity prior to commitment start dates, represented 98% of total revenue for the three months ended March 31, 2026 and 2025.

Significant Customers
The following customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended March 31,
	2026	2025
Customer A	45%	72%
Customer B	20%	*
Customer C	*	*
Customer D	*	*

* Customer did not represent 10% or more of revenue.
The customer references of A through D may represent different customers than those reported in a previous period.

Customer A, B, and C accounted for 39%, 17%, and 22% of accounts receivable, net, respectively, as of March 31, 2026. Customer A and D accounted for 68% and 11% of accounts receivable, net, respectively, as of December 31, 2025.
Contract Balances
Deferred revenue, including current and non-current balances as of March 31, 2026 and December 31, 2025 was $7.5 billion and $8.2 billion, respectively. The change in deferred revenue in the three months ended March 31, 2026 was primarily driven by reclassification of $1.3 billion to customer liabilities, revenue recognized from deferred revenue at the beginning of the period of $304 million, partially offset by invoicing in advance of performance under contracts.
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
As of March 31, 2026, the Company had $98.8 billion of unsatisfied RPO, of which 36% is expected to be recognized over the initial 24 months ending March 31, 2028, 39% between months 25 and 48, and the remaining balance recognized between months 49 and 84.
3. Investments and Fair Value Measurements
Marketable Securities
For the three months ended March 31, 2026 and 2025, the realized or unrealized gains or losses related to the Company's debt securities were not material. As of March 31, 2026 and December 31, 2025, there were no allowance for credit losses related to the Company's debt securities. The weighted-average remaining maturity of the Company's debt securities was less than one year as of March 31, 2026.
Unconsolidated Variable Interest Entities
The Company has entered into various lease agreements with data center developers and operators that are VIEs. The Company does not have the power to direct the activities that most significantly impact the data center developer and operators' economic performance and is not the primary beneficiary. Therefore, the Company has not consolidated the VIEs within the condensed consolidated financial statements. The Company has lease prepayments of $82 million associated with these lease agreements as of March 31, 2026.
Additionally, during the three months ended March 31, 2026, the Company committed to invest up to $1.2 billion to acquire equity interests in two separate joint ventures that each hold a data center development project. These funding commitments are expected to be satisfied during 2026, at which time the Company will be admitted as a member of these joint ventures and will be required to provide additional capital contributions in accordance with the applicable joint venture agreements to fund the further development of these projects. As of March 31, 2026, the Company was not the primary beneficiary of these unconsolidated VIEs and the carrying amount of the Company's variable interests in these VIEs was not material.
Unconsolidated Joint Venture
Additionally, in June 2025, the Company entered into a joint venture (the "JV") with a data center developer and operator to support the acquisition and development of a multi-phase data center campus in New Jersey. Upon formation, the third-party infrastructure developer obtained an 85% equity interest in the JV, while the Company held the remaining 15% equity interest in the JV, for which the Company contributed net assets worth $57 million. As of March 31, 2026, the Company's ownership interest was 20%. The JV expects to construct and develop the campus using a combination of additional debt and equity capital. The Company provides construction management, administrative and property management services to the JV.
The Company is not the primary beneficiary and does not consolidate the VIE as it does not have the power to direct the activities that most significantly impact the JV's economic performance. Accordingly, the investment in the JV is accounted for as an equity method investment included in other non-current assets on the condensed consolidated balance sheets. The carrying value of the Company's investment in the JV was $34 million and $51 million as of March 31, 2026 and December 31, 2025, respectively. Equity method losses during the three months ended March 31, 2026 were not material.
The Company also entered into a lease agreement with the JV that commences upon completion of construction. Once commenced, the new lease will have an initial lease term of 15 years with base rent payments that are based on a percentage of construction costs incurred.
The Company's maximum exposure to loss with respect to the JV includes (i) the carrying value of the Company's investment, (ii) up to $95 million related to a guarantee for certain contingent consideration payable to a third-party by the JV upon the achievement of certain milestones, (iii) lease prepayment of $32 million, and (iv) potential requirements to fund the construction and development of the data center campus to the extent the JV is unable to secure third-party financing. Based on current projected development costs and third-party financing secured by the JV as of March 31, 2026, the Company estimates that the maximum funding exposure to fund construction and development costs is up to $200 million.
Assets Measured at Fair Value on a Recurring Basis
The Company measures certain financial assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value and a fair value hierarchy based on the observability of inputs. This hierarchy prioritizes the use of observable inputs and minimizes the use of unobservable inputs when determining fair value as follows:
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
The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis within the fair value hierarchy as of the end of each reporting period (in millions):

	Fair Value Hierarchy	March 31, 2026	December 31, 2025

Financial assets:
Marketable securities
Commercial paper	Level 2	$4	$12
Corporate bonds	Level 2	18	22
Prepaid expenses and other current assets
Foreign exchange forward contracts not designated as accounting hedges	Level 2	4	5
Other non-current assets
Interest rate swaps designated as cash flow hedges	Level 2	5	—
Strategic investments	Level 1	10	—
Power purchase agreements	Level 3	—	2
Total financial assets		$41	$41
Financial liabilities:
Other current liabilities
Foreign exchange forward contracts not designated as accounting hedges	Level 2	$43	$4
Contingent consideration	Level 3	21	20
Other non-current liabilities
Interest rate swaps designated as accounting hedges	Level 2	—	1
Total financial liabilities		$64	$25
The notional amounts of the Company's outstanding interest rate swaps and foreign exchange forward contracts were as follows (in millions):

	March 31, 2026	December 31, 2025
Derivative instruments designated as accounting hedges
Interest rate swaps	$1,285	$319

Derivative instruments not designated as accounting hedges
Foreign exchange forward contracts	$1,565	$1,213
Gain (loss) associated with interest rate swaps and foreign exchange forward contracts were as follows (in millions):

Three Months Ended March 31, 2026
Interest rate swaps designated as accounting hedges
Gain recognized in other comprehensive income (loss)	$5

Foreign exchange forward contracts not designated as accounting hedges
Loss recognized in other income (expense), net	$(35)
For the three months ended March 31, 2026, the amount reclassified out of accumulated other comprehensive loss into earnings was not material. As of March 31, 2026, the amount the Company expects to reclassify out of accumulated other comprehensive income (loss) into earnings within the next twelve months is not material.

The Company's valuation of the warrant liabilities utilized the Black-Scholes option-pricing model that relied on the following significant inputs:

March 21, 2025

Stock price	$41
Volatility	60%
Risk-free rate	4%
Dividend yield	—%
The following tables present summaries of the changes in the fair value of the Company's Level 3 financial instruments for the periods presented (in millions):

Contingent Consideration
Balance at December 31, 2025	$20
Adjustment to fair value	1
Balance at March 31, 2026	$21

	Power Purchase Agreements – Asset	Warrant Liabilities
Balance at December 31, 2024	$3	$200
Adjustment to fair value	2	(27)
Reclassification	—	(173)
Balance at March 31, 2025	$5	$—
Notes Receivable
Notes receivable are primarily related to the DCSP Financing Arrangements (as defined in Note 10—Debt) and are reported at their amortized costs basis. As of March 31, 2026 and December 31, 2025, the Company determined that the fair values of its notes receivable approximate the carrying values.
4. Business Combinations
Weights and Biases, Inc.
On May 5, 2025, the Company acquired all of the outstanding equity interests of Weights and Biases, Inc. ("Weights & Biases"), an AI developer platform. The transaction extended the Company's application software services offering to include additional developer-focused capabilities for the training of models and development of AI applications. The aggregate purchase consideration was $1.0 billion, which was comprised of the following (in millions):

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

The acquisition-related costs were $29 million, and were recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss during the year ended December 31, 2025.
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

5. Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Technology equipment	$26,627	$20,903
Software	827	802
Data center equipment and leasehold improvements	3,878	2,842
Furniture, fixtures, and other assets	20	18
Construction in progress	9,581	9,376
Total property and equipment	40,933	33,941
Less: accumulated depreciation and amortization	(4,509)	(3,384)
Total property and equipment, net	$36,424	$30,557
Depreciation and amortization on property and equipment was $1.1 billion and $443 million for the three months ended March 31, 2026 and 2025, respectively.
The Company capitalizes interest associated with the construction of data centers and purchases of related technology equipment. There was $97 million and $13 million of interest capitalized during the three months ended March 31, 2026 and 2025, respectively.
Asset Retirement Obligations
The following is a summary of activity relating to the liability for asset retirement obligations, included in other non-current liabilities on the condensed consolidated balance sheets, which the Company expects to incur primarily in connection with the expected removal of certain equipment related to its data center fit outs (in millions):

	March 31, 2026	December 31, 2025

Beginning balance	$62	$36
Additions	29	21
Accretion expense	2	5
Ending balance	$93	$62
6. Goodwill and Intangible Assets
Goodwill
There were no additions or impairment charges recorded to goodwill for any of the periods presented.
Intangible Assets, Net
Intangible assets, net consisted of the following (in millions, except years):

	March 31, 2026				December 31, 2025
	Weighted-Average Remaining Useful Lives (in years)	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net
Acquired technologies	5	$206	$(36)	$170	$206	$(27)	$179
Other (1)	9	61	(7)	54	61	(5)	56
Total		$267	$(43)	$224	$267	$(32)	$235
(1) Includes customer relationships and trade names.
Amortization expenses for intangible assets were not material for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the expected future amortization expense related to intangible assets was as follows (in millions):

Years Ending December 31,	Amount
Remaining portion of 2026	$34
2027	45
2028	43
2029	43
2030	23
Thereafter	36
Total expected future amortization expense	$224
7. Condensed Consolidated Balance Sheets Components
Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Accrued purchases	$1,953	$5,196
Accrued interest	362	332
Other accrued liabilities	411	245
Total accrued liabilities	$2,726	$5,773
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Customer liabilities	$1,469	$137
Other current liabilities	65	25
Total other current liabilities	$1,534	$162
8. Leases
The Company enters into leases as a lessee for data centers, office buildings, storage spaces, and technology equipment. In accounting for these arrangements, the Company applied judgment in performing the lease classification tests related to transfer of ownership, bargain purchase option, lease term assessment, estimated fair value, and the specialized nature of the underlying asset.
Leases for office and storage spaces generally have an initial term of one to fifteen years, often with multi-year renewal periods. Data center leases generally have an initial term from five to fifteen years, some of which include options to extend the leases for up to ten years. The Company's equipment leases generally have an initial term of two years and include the option to purchase the asset. Additionally, the Company's land lease contains a purchase option at the end of the lease term that it is reasonably certain to exercise. As such, the purchase option is included in the measurement of the finance lease liability. Certain lease agreements include variable costs, which generally relate to costs associated with Common Area Maintenance, utilities reimbursed to the landlord, and physical security expenses. These variable costs are not included in operating or finance lease cost and are expensed as incurred.

The components of total lease cost related to leases for the periods presented were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Operating lease cost:
Operating lease cost	$388	$155
Finance lease cost:
Amortization of ROU assets	$11	$7
Interest on lease liabilities	8	2
Total finance lease cost	$19	$9
Variable lease cost	$132	$44
Total lease cost	$539	$208
The components of total lease cost related to leases for the periods presented were as follows (in millions):

	March 31, 2026	December 31, 2025

Operating leases:
Operating lease ROU assets	$10,182	$8,231
Operating lease liabilities, current	$487	$427
Operating lease liabilities, non-current	9,563	7,768
Total operating lease liabilities	$10,050	$8,195
Finance leases:
Property and equipment	$500	$500
Less: amortization	(67)	(56)
Property and equipment, net	$433	$444
Finance lease liabilities, current	$23	$38
Finance lease liabilities, non-current	215	216
Total finance lease liabilities	$238	$254
Supplemental condensed consolidated cash flow and other information related to leases for the periods presented were as follows (in millions):

	Three Months Ended March 31,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$317	$139
Operating cash flows used in finance leases	1	2
Financing cash flows used in finance leases	15	14
Information relating to the lease term and discount rate for leases were as follows:

	March 31, 2026	December 31, 2025

Weighted-average remaining lease term (in years):
Operating leases	11	11
Finance leases	5	5
Weighted-average discount rate:
Operating leases	10%	10%
Finance leases	10%	10%

The future lease payments included in the measurement of the Company’s operating lease liabilities and finance lease liabilities as of March 31, 2026, were as follows (in millions):

	Future Payments
Years Ending December 31,	Operating Leases	Finance Leases
Remaining portion of 2026	$1,048	$33
2027	1,450	223
2028	1,570	—
2029	1,553	—
2030	1,447	—
Thereafter	9,910	—
Total undiscounted lease payments	16,978	256
Less: imputed interest	(6,928)	(18)
Present value of lease liabilities	$10,050	$238
The interest expense incurred on the Company's finance leases was not material for the three months ended March 31, 2026 and 2025.
In April 2025, the Company entered into a finance lease for data center infrastructure assets with DCSP (as defined in Note 10—Debt). Refer to Note 10—Debt for additional information.
Leases Not Yet Commenced
As of March 31, 2026, the Company executed additional lease agreements, primarily for data centers and office buildings, that had not yet commenced. The aggregate amount of estimated future undiscounted lease payments associated with such leases is $40.7 billion. These leases will commence between 2026 and 2029 with estimated lease terms of five to sixteen years. Not included in the preceding amounts are the following lease arrangements, which include significant uncertainties regarding the amount of future lease payments.
As of March 31, 2026, the Company also entered into a lease agreement for various buildings located at a single site intended to be used as a data center. The agreement provides access to 525 MW of electrical power, which is expected to be delivered in phases in 2026 and 2028. The Company will make contractual rent payments based on construction costs incurred by the lessor, subject to a contractual maximum. The total contractual rent payments range from $18.7 billion to $19.6 billion over the sixteen year term of this lease.
Additionally, the Company has lease agreements where the lease payments are based on a portion of the construction costs incurred by the lessor, including during the construction period. The payments during the construction period are variable and subject to contingencies, which are expected to be resolved at or near the lease commencement date. As of March 31, 2026, these lease agreements provide access to 363 MW of electrical power, which is expected to be delivered in phases between 2026 and 2028.
In connection with certain data center lease arrangements, the Company has contractual obligations to procure and install equipment at the leased premises. These obligations represent commitments for lessee-owned assets that are separate from the Company's lease obligations. As of March 31, 2026, the Company estimates that it will incur between $900 million and $1.6 billion to fulfill these commitments, with expenditures expected to be incurred in phases through 2028.

9. Commitments and Contingencies
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
On January 12, 2026, a putative class action Raymond Masaitis v. CoreWeave, Inc. et al (the "Securities Action") was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers generally alleging that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeking unspecified damages along with payment of attorneys' fees and other costs. On February 10, 2026, two stockholder derivative actions were filed in the U.S. District Court for the District of New Jersey and on March 5, 2026 a third stockholder derivative action was filed in the same court. Each of the derivative actions was purportedly filed on behalf of the Company against certain of the Company's officers and directors and, as a nominal defendant, the Company, and seeks unspecified damages along with payment of attorneys' fees and other costs on behalf of the Company based on substantially the same allegations as the Securities Action. On April 1, 2026, the U.S. District Court for the District of New Jersey consolidated the derivative actions using the name In Re CoreWeave, Inc. Stockholder Derivative Litigation (the "Derivative Action"). The Company believes that the claims made in the Securities Action and the Derivative Action are without merit and intends to defend itself vigorously. Any possible loss or range of loss in these matters cannot be reasonably estimated at this time.
Although claims are inherently unpredictable, the Company is currently not aware of any other matters that would, individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows. As of March 31, 2026 and December 31, 2025, the Company has not accrued for any material potential loss.

10. Debt
The total debt obligations are as follows (dollars in millions):

	Maturities	Effective Interest Rates	March 31, 2026	December 31, 2025

DDTL 1.0 Facility	March 2028	15%	$1,438	$1,553
DDTL 2.0 Facility	August 2030	11%	4,425	5,037
DDTL 2.1 Facility	March 2031	9%	3,000	2,741
DDTL 3.0 Facility	August 2030	9%	1,700	340
DDTL 4.0 Facility(1)	March 2032	7%	1,260	—
2030 Senior Notes	June 2030	10%	2,000	2,000
2031 Senior Notes	February 2031	10%	1,750	1,750
2031 Convertible Senior Notes	December 2031	2%	2,588	2,588
Convertible Promissory Notes	April 2026	7%	171	168
Revolving Credit Facility	November 2029	6%	1,500	1,000
OEM and Software License Financing Arrangements	July 2026 - July 2030	10%	5,036	4,165
Magnetar Loan	January 2029	12%	281	273
Total principal of debt			25,149	21,615
Less: Unamortized discount and issuance costs			(290)	(242)
Total debt, net of unamortized discount and issuance costs			24,859	21,373
Less: Debt, current			(7,547)	(6,708)
Total debt, non-current			$17,312	$14,665
(1) DDTL 4.0 Facility is a non-recourse delayed draw term loan facility with an outstanding balance of $1.3 billion as of March 31, 2026.
As of March 31, 2026, the future principal payments for the Company's total debt were as follows (in millions):

Years Ending December 31,	Amount
Remaining portion of 2026	$6,066
2027	5,652
2028	3,802
2029	2,894
2030	2,348
Thereafter	4,387
Total	$25,149
The total interest expense for the Company's debt obligations was as follows (in millions):

	Three Months Ended March 31,
	2026	2025

Contractual interest expense	$483	$232
Amortization of debt discounts and issuance costs and accretion of redemption premiums	41	38
Less: capitalized interest	(97)	(13)
Total	$427	$257

Delayed Draw Term Loans
In March 2026, one of the Company's subsidiaries, CoreWeave Compute Acquisition Co. VIII, LLC ("CCAC VIII"), entered into a delayed draw term loan facility agreement with various lenders and MUFG Bank, LTD, as the administrative agent. The agreement provides an $8.5 billion delayed draw term loan facility (the “DDTL 4.0 Facility”) available in one or more draws through June 30, 2027, the commitment termination date. The facility is comprised of approximately $4.5 billion of floating-rate commitments and approximately $4.0 billion of fixed-rate commitments. Amounts borrowed under the floating-rate commitments bear interest, at the Company’s option, at daily compounded SOFR plus 2.25% per annum or the alternative base rate plus 1.25% per annum. Amounts borrowed under the fixed-rate commitments bear interest at 2.00% per annum plus a blended rate based upon the applicable United States Treasury securities per the credit agreement at the time of the borrowing.
The DDTL 4.0 Facility matures in March 2032. Principal is payable monthly beginning on the first payment date following the earliest of (i) the commitment termination date, (ii) the applicable amortization commencement date for each data center site that did not meet certain delivery requirements by a specified date (each, a “delayed data center site amortization date”), and (iii) for data center sites that met such delivery requirements, the date of any related incremental draw (each, a “top-up draw date”). Any remaining unpaid principal is due at maturity. The timing and amount of future principal payments, including the determination of the current portion of the outstanding balance, require management judgment and are based on the Company’s best estimates of the occurrence and timing of these events and related payment obligations. The Company is also required to pay an undrawn fee of 0.50% per annum on the undrawn portion of the commitments through the end of the availability period. In conjunction with the issuance of the DDTL 4.0 Facility, the Company capitalized $142 million in deferred financing costs.
Borrowings under the DDTL 4.0 Facility are primarily used to finance the acquisition and installation of computing infrastructure and related fees and expenses and are subject to borrowing conditions and debt-sizing limitations tied to the purchase price of eligible assets for which the loans are being used to finance with such percentage based upon the depreciable cost of computing equipment, projected debt service coverage and project-level conditions.
The DDTL 4.0 Facility also requires the Company to enter into interest rate hedge agreements covering at least 95% of reasonably anticipated outstanding floating-rate borrowings within specified time periods following the commitment termination date. In addition, the agreement includes certain power cost hedging requirements. As of March 31, 2026, the Company is in compliance with these requirements.
The outstanding loan amounts are prepayable at any time, from time to time, at the Company's option, and are required to be prepaid upon the occurrence of an event of default or change in control as defined in the credit agreement, or with the proceeds of certain asset dispositions or incurrences of indebtedness.
Obligations outstanding under the DDTL 4.0 Facility are secured by perfected first priority pledges of and security interests in (i) the equity interests of CCAC VIII held by its direct parent and (ii) substantially all of the assets of CCAC VIII. The DDTL 4.0 Facility is non-recourse, except for limited guarantees related to customary non-recourse carve-out obligations.
The DDTL 4.0 Facility contains covenants that restrict the ability of CCAC VIII and/or its subsidiaries to incur or guarantee additional indebtedness; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; enter into certain transactions with affiliates; and merge, consolidate, transfer, or sell all or substantially all of its assets.
The DDTL 4.0 Facility requires the maintenance of restricted cash balances primarily based on a forward-looking three-month coverage of scheduled cash interest and principal payments, periodic swap settlements, and operating expenses. Following the commitment termination date, the requirement is based on the maximum projected three-month amounts of such obligations through the term maturity date.
Revolving Credit Facility
As of March 31, 2026 and December 31, 2025, the outstanding balances associated with letters of credit were $314 million and $294 million, respectively. The letters of credit issued were primarily in support of certain lease obligations from separate lease agreements. These letters of credit remain outstanding, continue to secure the related lease obligations, and reduce availability under the senior secured revolving credit facility (as amended, the "Revolving Credit Facility"), with no change to the underlying lease terms or obligations. These letters of credit renew annually and expire on various dates through 2041.
As of March 31, 2026, the Company had drawn $1.5 billion and had $686 million of remaining capacity under the Revolving Credit Facility. As of December 31, 2025, the Company had drawn $1.0 billion and had $1.2 billion of remaining capacity under the Revolving Credit Facility. Obligations outstanding under the Revolving Credit Facility are secured by pledges of certain assets as collateral. The Company is required to pay a fee of 0.25% per annum on the undrawn commitment.
OEM and Software License Financing Arrangements
The Company had entered into various agreements with original equipment manufacturers (the "OEM Financing Arrangements"), whereby the Company obtained financing for certain equipment. The Company had an outstanding balance of $4.7 billion and $3.8 billion as of March 31, 2026 and December 31, 2025, respectively. The Company also had entered into various arrangements with a software license vendor (the "Software License Financing Arrangements"), whereby the Company obtained financing for certain software licenses. The Company had an outstanding balance of $358 million and $368 million as of March 31, 2026 and December 31, 2025, respectively.
Convertible Promissory Notes
In connection with an acquisition during the year ended December 31, 2025, the Company issued non-interest-bearing convertible promissory notes with an aggregate principal amount of $172 million to certain former shareholders of the acquiree. In April 2026, the Company settled in full the convertible promissory notes at a conversion price of $106.61 per share. Accordingly, the notes were settled through the issuance of shares of the Company's Class A common stock, with the number of shares determined by dividing the aggregate principal balance by the conversion price.
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
Additionally, the Company entered into a lease for data center infrastructure assets with the DCSP. The arrangement commenced in April 2025 and is accounted for as a finance lease, with an initial term of 14 years and an imputed interest rate of 13%. The Company did not record any finance lease right-of-use assets acquired through lease liability for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, the amortization expense related to finance lease right-of-use assets were not material and none, respectively.

As of March 31, 2026, the future contractual principal payments under the financing obligation and finance lease due to the DCSP were as follows (in millions):

Years Ending December 31,	Financing obligation	Finance lease
Remaining portion of 2026	$15	$14
2027	20	19
2028	20	19
2029	20	19
2030	20	19
Thereafter	156	150
Total future payments	251	240
Less: amount representing interest	(137)	(119)
Total financing obligation	$114	$121
Less: current portion	(3)	(4)
Long-term portion	$111	$117
The DCSP Financing Arrangements allow for the net settlement of amounts due between the parties and meet the criteria for right of setoff in accordance with ASC 210, Balance Sheet. As of March 31, 2026, the gross amount of the DCSP Note Receivable was $303 million, which is presented net of the financing obligation and finance lease of $232 million. As of December 31, 2025, the gross amount of the DCSP Note Receivable was $304 million, which is presented net of the financing obligation of $234 million. Prior to March 2025, the Company did not recognize any interest income associated with this arrangement as the Company did not expect to be entitled to the accrued interest. In March 2025, the Company began recognizing interest income associated with this arrangement. For the three months ended March 31, 2026 and 2025, interest income recognized in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss was not material. The total interest expense related to the financing obligation and finance lease associated with this arrangement for the three months ended March 31, 2026 and 2025 was not material.
11. Redeemable Convertible Preferred Stock, Redeemable Common Stock, and Stockholders' Equity (Deficit)
Redeemable Convertible Preferred Stock and Redeemable Common Stock
As discussed in Note 1—Overview and Summary of Significant Accounting Policies, in connection with the IPO, all shares of the Company's Series Seed, Series A, Series B, and Series B-1 redeemable convertible preferred stock then outstanding, totaling 155 million shares, were automatically converted into an equivalent number of shares of the Company's Class A common stock. The carrying value of $559 million was reclassified into stockholders' equity (deficit). All shares of the Company's Series C redeemable convertible preferred stock then outstanding, totaling 30 million shares, were automatically converted into 30 million shares of the Company's redeemable Class A common stock. As a result of these conversions, no shares of redeemable convertible preferred stock remain issued and outstanding upon completion of the IPO.
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
Holders of the Series C redeemable convertible preferred stock were entitled to a cumulative dividend that accrued from day-to-day at a rate of 10% per annum of the accumulated stated value, equal to $38.95 per share (the accumulated stated value is the defined "original issue price" at the time of conversion). Cumulative dividends were payable quarterly from the time the shares were issued until the completion of an IPO. These dividends could be paid in cash or in kind by being added to the accumulated stated value. After the IPO and conversion to redeemable Class A common stock, these dividend rights ceased. For the three months ended March 31, 2026, the Company paid no dividends. For the three months ended March 31, 2025, the Company paid cash dividends of $29 million.
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 100 million shares of preferred stock with a par value of $0.000005 per share with rights and preferences, including voting rights, designated from time to time by the Company's board of directors (the "Board"). As of March 31, 2026, there were no shares of preferred stock issued and outstanding.
Common Stock
As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 3.4 billion shares of common stock, with a par value of $0.000005 per share. In March 2025, the Company's certificate of incorporation was amended such that the Company's common stock consisted of Class A common stock, Class B common stock, and Class C common stock. As of March 31, 2026 and December 31, 2025, there were no shares of Class C common stock issued and outstanding.
Common stockholders are entitled to receive any dividends if and when declared by the Board, and upon liquidation or dissolution, are also entitled to receive all assets legally available for distribution to stockholders, ratably in proportion to the number of shares held, subject to the rights of preferred stockholders (if then outstanding). As of March 31, 2026 and December 31, 2025, no dividends on the Company's common stock had been declared by the Board.
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
Private Placement
In January 2026, the Company entered into a securities purchase agreement for a private placement of 23 million shares of its Class A common stock at a purchase price of $87.20 per share, for aggregate gross proceeds of $2.0 billion. The par value of the shares issued was recorded to Class A common stock, with the remainder recorded to additional paid-in capital.
Warrants to Purchase Common Stock
As of December 31, 2024, the Company had outstanding warrants to purchase shares of the Company's Class A common stock that were classified as liabilities. These warrants were issued in connection with the 2022 Senior Secured Notes, as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

On March 21, 2025, the Company executed an amendment with the warrant holders to fix the exercise price to $1.5495 per share, subject to adjustments for standard anti-dilution adjustments. As a result of the amendment, the Company concluded that the warrants met the requirements for equity classification for contracts that are indexed to the Company's own stock. The Company recognized a net gain of $27 million for the final fair value adjustment pre-modification, and modification and fixing of the exercise price, which was recorded in gain (loss) on fair value adjustments in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025, and reclassified the final value of the warrants to additional paid-in capital.
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
In March 2025, the Company adopted the 2025 Equity Incentive Plan (the "2025 Plan") as a successor to the 2019 Plan, which became effective in connection with the IPO. The 2025 Plan authorizes the award of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), RSAs, stock appreciation rights, and RSUs, as well as performance and stock bonus awards. Pursuant to the 2025 Plan, the ISOs may be granted only to employees of the Company, while all other award types may be granted to employees, directors, and consultants. A total of 50 million shares of the Company's Class A common stock were initially reserved, plus any reserved shares of Class A common stock not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2025 Plan. The number of shares reserved for issuance under the 2025 Plan will increase automatically on January 1 of each of 2026 through 2035 by the number of shares equal to the lesser of (a) five percent of the aggregate number of outstanding shares of all classes of common stock plus the total number of shares of Class A common stock issuable upon conversion of preferred stock (if any), in each case as of the immediately preceding December 31, or (b) such number of shares of Class A common stock as may be determined by the Board or the compensation committee of the Board (the "Compensation Committee"). In the event that shares previously issued under the 2025 Plan are reacquired by the Company pursuant to a forfeiture provision, right of first refusal, or repurchase by the Company, such shares shall be added back to the number of shares then available for issuance under the 2025 Plan. As of March 31, 2026, 65 million shares were available for issuance under the 2025 Plan.
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

Stock Options
The following table summarizes stock option activity under the 2019 Plan (share data and aggregate intrinsic value in millions):

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	34	$1.76	6	$2,381
Granted	—	—
Exercised	(5)	1.45
Forfeited, expired, or canceled	(1)	3.77
Outstanding at March 31, 2026	28	$1.78	6	$2,151
Vested and expected to vest at March 31, 2026	28	$1.78	6	$2,151
Exercisable at March 31, 2026	21	$1.25	6	$1,633
The table above does not include 0.4 million shares subject to options outstanding as of March 31, 2026 that were issued in connection with the 2021 Convertible Senior Secured Notes. Refer to Note 14—Related-Party Transactions for additional information.
The Company did not grant any stock options during the three months ended March 31, 2026 and 2025.
The aggregate grant date fair value of stock options that vested during the three months ended March 31, 2026 and 2025 was not material.
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $389 million and $70 million, respectively. The intrinsic value for options exercised is the difference between the estimated fair value of the stock and the exercise price of the stock option at the date of exercise.
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
The purchase price for shares purchased under the 2025 ESPP during any given purchase period is 85% of the lesser of the fair market value of the Company's Class A common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable purchase period. Each offering period may itself consist of one or more purchase periods. The 2025 ESPP had an initial offering period beginning on March 28, 2025 and ending on November 15, 2025, with a purchase date of November 15, 2025. The initial enrollment period began on the date of the IPO and ended on April 18, 2025. As of March 31, 2026 and December 31, 2025, the amount withheld on behalf of employees for future purchases under the ESPP was not material. There was no stock-based compensation expense related to the 2025 ESPP during the three months ended March 31, 2025. Stock-based compensation expense during the three months ended March

31, 2026 and unrecognized stock-based compensation expense as of March 31, 2026 related to the 2025 ESPP were not material. There were no purchases under the 2025 ESPP during the three months ended March 31, 2026 and 2025.
Restricted Stock Units
RSUs granted typically vest over four years. The following table summarizes restricted stock unit activity under the 2019 and 2025 Plans for the periods presented (share data in millions):

	Shares	Weighted- Average Fair Value Per Share
Balance at December 31, 2025	26	$62.06
Granted	7	92.82
Vested	(2)	46.91
Forfeited, expired, or canceled	(1)	64.35
Unvested balance at March 31, 2026	30	$69.98
Restricted Stock Awards
During the three months ended March 31, 2026 and 2025, no RSAs were granted in connection with the Company's acquisitions. RSAs typically vest over a four-year service period. The grant date fair value of RSAs is based on the Company's closing stock price on the grant date and is recognized as stock-based compensation expense over the vesting period. The aggregate grant date fair value of RSAs that vested during the three months ended March 31, 2026 and 2025 was not material. As of March 31, 2026 and December 31, 2025, 2 million RSAs remained unvested. Refer to Note 4—Business Combinations for additional information.
Stock-Based Compensation Expense
As of March 31, 2026, unrecognized stock-based compensation expense related to unvested stock options was $40 million, which is expected to be recognized over a weighted-average period of one year.
As of March 31, 2026, unrecognized stock-based compensation expense related to unvested RSUs and RSAs was $1.7 billion, which is expected to be recognized over a weighted-average period of three years.
Total stock-based compensation expense, net of capitalized costs, recognized in the Company's condensed consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended March 31,
	2026	2025

Cost of revenue	$8	$3
Technology and infrastructure	55	55
Sales and marketing	13	3
General and administrative	77	123
Total stock-based compensation expense (1)(2)	$153	$184
(1) Stock-based compensation expense was net of capitalized costs primarily related to the development of internal-use software of $15 million and $19 million during the three months ended March 31, 2026 and 2025, respectively.
(2) The Company recognized $177 million of stock-based compensation expense, net of $17 million of capitalized costs primarily related to the development of internal-use software, during the three months ended March 31, 2025, associated with vested RSUs as a result of the satisfaction of the liquidity-event performance-based vesting condition which was satisfied in connection with the IPO.
12. Income Taxes
The Company's effective tax rate was (13)% and (17)% for the three months ended March 31, 2026 and 2025, respectively.

The Company recorded income tax expense in all periods presented despite experiencing losses before income taxes primarily due to limitations on the Company's ability to realize certain tax benefits, which has resulted in the Company maintaining a valuation allowance on its U.S. deferred tax assets. The increase in period-over-period income tax expense primarily resulted from an increase in losses before income taxes, an increase in tax depreciation expense from new assets placed in service, and the inability to record a tax benefit from deferred tax assets generated.
Beginning in 2026, the Company is in scope of Organization of Economic Co-operation and Development (“OECD”) Pillar Two Model Rules (“Pillar Two”) as it now meets the consolidated revenue threshold of EUR 750 million. Based on the most recently available financial information of the Company, management determined the impact on Pillar Two income taxes was not material. The Transitional Country-by-Country Reporting Safe Harbor relief applied to all of the Company’s subsidiary jurisdictions.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025

Numerator:
Net loss	$(740)	$(315)
Dividends and accretion on Series C redeemable convertible preferred stock	—	(28)
Net loss attributable to common stockholders, basic	$(740)	$(343)
Change in fair value of common stock warrants	—	(27)
Net loss attributable to common stockholders, diluted	$(740)	$(370)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	527	246
Effect of dilutive securities:
Common stock warrants	—	3
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	527	249
Net loss per share attributable to common stockholders, basic	$(1.40)	$(1.40)
Net loss per share attributable to common stockholders, diluted	$(1.40)	$(1.49)

The number of securities that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows (in millions):

	March 31,
	2026	2025

Outstanding convertible notes	26	—
Outstanding stock options	29	46
Outstanding RSUs and RSAs	32	23
Outstanding warrants to purchase common stock	4	—
Over-allotment options to purchase common stock	—	6
Total	91	75

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
Senior Secured Notes
In connection with the issuance of the 2021 Convertible Senior Secured Notes in October 2021, the Company granted Magnetar an option to purchase up to $15 million of the Company's Class A common stock at the IPO price, which is equal to 0.4 million shares at the IPO price of $40.00 per share, which is exercisable until the one-year anniversary of the IPO. This option was exercised by Magnetar in March 2026, and the shares were issued in April 2026.
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
Unconsolidated Joint Venture
In June 2025, the Company entered into a forward-starting lease and a development management agreement in connection with an unconsolidated joint venture, which is an unconsolidated joint venture of the Company and a related party. These agreements are deemed to be priced at market terms as they were negotiated as part of an arms-length negotiations with the other investor in the JV. During the three months ended March 31, 2026, the Company did not recognize any material income or expenses in the condensed consolidated statements of operations and comprehensive loss pursuant to these agreements. Refer to Note 3—Investments and Fair Value Measurements for additional information.

15. Geographic Information
Revenue by geography is based on the address of the customer as specified in the Company's customer contracts. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended March 31,
	2026	2025
United States	$1,900	$929
All other countries	178	53
Total revenue	$2,078	$982

The Company's long-lived assets are attributed to a country based on the physical location of the assets. It defines long-lived assets as property and equipment and lease right-of-use assets because many of these assets cannot be readily moved and are relatively illiquid, subjecting them to geographic risk.
As of March 31, 2026 and December 31, 2025, 88% of the Company's long-lived assets were located in the United States, with no other single country accounting for more than 10% of these assets.
16. Subsequent Events
In April 2026, the Company completed a private offering of $4.0 billion aggregate principal amount of 1.75% Convertible Senior Notes due 2032 (the "2032 Convertible Senior Notes"). The Company intends to use the net proceeds for general corporate purposes. The 2032 Convertible Senior Notes were offered to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). In conjunction with the issuance of the 2032 Convertible Senior Notes, the Company entered into separately negotiated capped call transactions with certain financial institutions at a total cost of $492 million.
In April 2026, the Company completed two private offerings for a total of $2.8 billion aggregate principal amount of 9.75% Senior Notes due 2031 (the "9.75% 2031 Senior Notes"). The Company intends to use the net proceeds for general corporate purposes. The 9.75% 2031 Senior Notes were offered to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act.
In April 2026, the Company issued 9 million shares of the Company's Class A common stock in a private placement at a price of $109.00 per share for aggregate gross proceeds of $1.0 billion.
In April 2026, the Company repaid the $1.5 billion balance under the Revolving Credit Facility that was outstanding as of March 31, 2026. The Revolving Credit Facility continues to be available for future borrowings in accordance with its terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, and other financial information, included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to our historical results of operations and financial position, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results to be expected for any period in the future, and results for any interim period should not be construed as an inference of what our results would be for any full year or future period.
Overview
CoreWeave is The Essential Cloud for AITM purpose-built to accelerate breakthroughs by artificial intelligence ("AI") pioneers, from leading research labs to enterprises fueling business growth. We deliver a comprehensive, tightly integrated platform of advanced infrastructure and proprietary software that enables our customers to build and run AI systems continuously, reliably, and at scale. CoreWeave is trusted by some of the world's leading AI labs and enterprises.
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
•CoreWeave Mission ControlTM. CoreWeave Mission Control integrates security, observability, and services—including node, rack, and fleet lifecycle management—to enable intelligent, unified orchestration from foundational infrastructure to agent development.
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
We generate revenue by providing our customers with access to cloud computing services, including compute enabled by our software and infrastructure optimized for AI and high-performance computing. Our customers purchase access to our CoreWeave Cloud Platform services through either committed contracts or on an on-demand basis. Our revenue primarily comes from committed contracts.
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

Sales and Marketing
Sales and marketing expense consists of personnel costs associated with selling and marketing our CoreWeave Cloud Platform, such as salaries, stock-based compensation expense, commissions, bonuses, and other related expenses, advertising costs associated with marketing programs, and third-party professional services costs. We expect our sales and marketing expense to fluctuate as we expand our go-to-market capabilities, grow our brand and diversify our customer footprint.
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
Gain (Loss) on Fair Value Adjustments
Gain (loss) on fair value adjustments consists of gains and losses as a result of recording our derivatives and warrant liabilities for our 2021 Convertible Senior Secured Notes, warrant liabilities related to our 2022 Senior Secured Notes, and the option liability in connection with our Series B financing at fair value at the end of each reporting period, or prior to settlement of the associated instruments if settled during the reporting period.
We do not expect to incur additional gain (loss) on fair value adjustments as these instruments have either been settled or no longer require fair value measurement at the end of each reporting period.
Interest Expense, Net
Interest expense, net consists of contractual and imputed interest associated with our finance leases and revenue agreements with significant financing components, the amortization of debt discounts and issuance costs, and the accretion of redemption premiums associated with our debt obligations. Interest expense, net is reflected net of capitalized interest.

Other Income (Expense), Net
Other income (expense), net consists of gains (losses) on strategic investments and other non-operating gains and losses, interest and investment income, foreign currency exchange gains (losses), and gains (losses) on extinguishment of debt.
Provision for Income Taxes
The provision for income taxes consists primarily of income taxes in certain U.S. federal, state, local and foreign jurisdictions in which we conduct business, net of any valuation allowance. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rate might fluctuate significantly in the future due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, permanent differences between U.S. generally accepted accounting principles, certain one-time items, and local tax laws, and changes in tax contingencies.
Results of Operations
The following table sets forth our condensed consolidated statements of operations and comprehensive loss data for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(dollars in millions)
Revenue	$2,078	$982
Operating expenses:
Cost of revenue(1)	716	262
Technology and infrastructure(1)	1,273	561
Sales and marketing(1)	69	11
General and administrative(1)	164	175
Total operating expenses	2,222	1,009
Operating loss	(144)	(27)
Gain (loss) on fair value adjustments	—	27
Interest expense, net	(536)	(264)
Other income (expense), net	24	(5)
Loss before income taxes	(656)	(269)
Provision for income taxes	84	46
Net loss	$(740)	$(315)
_____________
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Cost of revenue	$8	$3
Technology and infrastructure	55	55
Sales and marketing	13	3
General and administrative	77	123
Total	$153	$184
We recognized $177 million of stock-based compensation expense, net of $17 million of capitalized costs primarily related to the development of internal-use software, during the three months ended March 31, 2025, associated with vested RSUs as a result of the satisfaction of the liquidity-event performance-based vesting condition which was satisfied in connection with the IPO.

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(dollars in millions)
Revenue	$2,078	$982	$1,096	112%
Revenue for the three months ended March 31, 2026 increased by $1.1 billion, or 112%, compared to the three months ended March 31, 2025. This substantial growth was related to increased demand from both existing and new customer contracts and our fulfillment of that demand through our expanded data center footprint. Approximately 38% of the increase in revenue was attributable to expansion within our existing customer base and the remaining increase was attributable to new customers for the three months ended March 31, 2026.
Cost of Revenue

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(dollars in millions)
Cost of revenue	$716	$262	$454	173%
Percentage of revenue	34%	27%
Cost of revenue for the three months ended March 31, 2026 increased by $454 million, or 173%, compared to the three months ended March 31, 2025. This increase was primarily attributable to higher costs directly related to running our data centers to support the significant increase in customer demand, driven by the deployment of new and expanded data centers, which resulted in an increase in rent expense of approximately $249 million, and an increase in data center utilities and power spend of approximately $85 million. The increase is also attributable to an increase in depreciation and amortization related to power installation and distribution systems of approximately $60 million.
Technology and Infrastructure

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(dollars in millions)
Technology and infrastructure	$1,273	$561	$712	127%
Percentage of revenue	61%	57%
Technology and infrastructure expense for the three months ended March 31, 2026 increased by $712 million, or 127%, compared to the three months ended March 31, 2025. This increase was primarily attributable to an increase in depreciation and amortization of approximately $642 million, from $429 million for the three months ended March 31, 2025, to $1.1 billion for the three months ended March 31, 2026. These increases in depreciation and amortization were related to investments in our platform and servers, switches, and other networking equipment fixed assets within our infrastructure that were placed in service.
Sales and Marketing

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(dollars in millions)
Sales and marketing	$69	$11	$58	527%
Percentage of revenue	3%	1%

Sales and marketing expense for the three months ended March 31, 2026 increased by $58 million, or 527%, compared to the three months ended March 31, 2025. This increase was primarily attributable to an increase of approximately $26 million in personnel costs, including stock-based compensation, and an increase of $23 million of advertising and sponsorship expenses.
General and Administrative

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(dollars in millions)
General and administrative	$164	$175	$(11)	(6%)
Percentage of revenue	8%	18%
General and administrative expense for the three months ended March 31, 2026 decreased by $11 million, or 6%, compared to the three months ended March 31, 2025. This decrease was primarily attributable to a decrease of approximately $26 million in personnel costs, including stock-based compensation, primarily related to RSUs with a performance condition that was satisfied upon our IPO in the three months ended March 31, 2025.
Gain (Loss) on Fair Value Adjustments

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(dollars in millions)
Gain (loss) on fair value adjustments	$—	$27	$(27)	NM
NM-Not meaningful
Gain (loss) on fair value adjustments for the three months ended March 31, 2026 changed unfavorably by $27 million compared to the three months ended March 31, 2025. There was no gain or loss on fair value adjustments related to the valuation of derivatives and warrants for the three months ended March 31, 2026. On March 21, 2025, we executed an amendment with the warrant holders to fix the exercise price, resulting in a final mark to market of the warrants and a reclassification of the final value of the warrants for common stock within additional paid-in capital, and therefore, there was no activity for the three months ended March 31, 2026.

Interest Expense, Net

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(dollars in millions)
Interest expense, net	$(536)	$(264)	$(272)	103%
Interest expense, net for the three months ended March 31, 2026 increased by $272 million, or 103%, compared to the three months ended March 31, 2025. These increases were attributable to increased borrowing levels and total debt obligations.
Other Income (Expense), Net

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(dollars in millions)
Other income (expense), net	$24	$(5)	$29	(580)%
Other income (expense), net for the three months ended March 31, 2026 changed favorably by $29 million, or 580%, compared to the three months ended March 31, 2025. This change was attributable to an increase in interest and investment income of approximately $22 million and favorable foreign exchange gains and losses of $18 million.

Provision for Income Taxes

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(dollars in millions)
Provision for income taxes	$84	$46	$38	83%
Effective tax rate	(13)%	(17)%
Provision for income taxes for the three months ended March 31, 2026 changed unfavorably by $38 million compared to the three months ended March 31, 2025.
The increase in tax provision for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is primarily due to an increase in losses before income taxes and the inability to record a tax benefit from deferred tax assets generated.
Liquidity and Capital Resources
Our operations have been financed primarily through net proceeds from sales of our equity securities, including in our IPO, and from borrowings pursuant to our Credit Facilities and the issuances of debt securities. The following table summarizes our principal sources of liquidity for the periods presented (in millions):

	March 31, 2026	December 31, 2025

Cash and cash equivalents	$2,244	$3,127
Marketable securities	22	34
Availability under existing facilities(1)	8,825	3,701
Total liquidity	$11,091	$6,862
____________
(1)Refers to secured commitments under the revolving credit facility and delayed draw term loan agreements.
We have generated significant losses from operations, as reflected in our accumulated deficit of $3.4 billion as of March 31, 2026. Additionally, we have generated significant negative cash flows from investing activities as we continue to support the growth of our CoreWeave Cloud Platform. We anticipate making significant investments for the foreseeable future, including in our infrastructure and go-to-market capabilities, to maintain our leadership and position us to continue to capitalize on the AI revolution. We believe our existing balance of cash and cash equivalents and short-term investments, in addition to amounts available for borrowing under our various debt agreements, will be sufficient to meet our obligations due or anticipated to be due within one year from the date of this Quarterly Report on Form 10-Q, including operating expenses, working capital, and current commitments for capital expenditures. Our future capital requirements may depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled "Risk Factors." We anticipate that future investments may require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders.
Cash Flows

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net cash provided by operating activities	$2,984	$61
Net cash used in investing activities	(7,708)	(1,433)
Net cash provided by financing activities	3,914	1,854

Operating Activities
Net cash provided by operating activities was $3.0 billion for the three months ended March 31, 2026 as compared to net cash provided by operating activities of $0.1 billion for the three months ended March 31, 2025. The increase was primarily driven by an increase in cash received from customers and timing of payments for operating expenses.
Investing Activities
Net cash used in investing activities was $7.7 billion for the three months ended March 31, 2026, as compared to $1.4 billion for the three months ended March 31, 2025. The increase was driven by higher capital investments in our infrastructure, including our GPU fleet, networking equipment, servers, switches and other necessary equipment for infrastructure asset security compared to the three months ended March 31, 2025.
Financing Activities
Net cash provided by financing activities was $3.9 billion for the three months ended March 31, 2026, as compared to $1.9 billion for the three months ended March 31, 2025. The increase was driven by the issuance of debt and common stock. The increase was partially offset by higher payments on debt.
Capital Investments
Our capital investments in property and equipment consist primarily of technology and infrastructure, which consist of our investments in servers and network equipment for computing, storage, and networking requirements that collectively enable the development and deployment of AI models. We fund these capital investments through a mix of debt and equity securities issuances, delayed draw term loan facilities, OEM financing arrangements, and cash from our balance sheet. We expect capital investments will continue to be financed through a similar mix of debt and equity securities issuances, delayed draw term loan facilities, OEM financing arrangements, and cash from our balance sheet.
During the three months ended March 31, 2026 and 2025, cash paid for property and equipment was $7.7 billion and $1.4 billion, respectively. We expect to increase, relative to 2025, our investment in our technology and infrastructure, including servers, network equipment, and data center related expenses, to support the growth of our business and our long-term initiatives.
Contractual Obligations
Our significant contractual obligations as of March 31, 2026 consisted of:
•our Notes and other borrowings that are included in our condensed consolidated balance sheet and the related periodic interest payments;
•lease liabilities that are included in our condensed consolidated balance sheet;
•lease commitments that have not yet commenced and commitments related to our unconsolidated variable interest entities and joint ventures, which were not included in our condensed consolidated balance sheet; and
•other contractual commitments associated with agreements that are enforceable and legally binding, such as routine commitments for the purchase of goods or services entered into in the ordinary course of business including the purchase of technology equipment and enterprise software and service arrangements.
Refer to Note 3—Investments and Fair Value Measurements, Note 8—Leases, Note 9—Commitments and Contingencies, and Note 10—Debt to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Equity Financing
In March 2025, we completed our IPO, in which we issued and sold 37 million shares of our Class A common stock at a public offering price of $40.00 per share, which resulted in net proceeds of $1.4 billion after deducting the underwriting discounts and commissions. In April 2025, the underwriters exercised a portion of their over-allotment option and purchased from us an additional approximately 2 million shares of our Class A common stock at the public offering price, which resulted in net proceeds to us of $68 million after deducting the underwriting discounts and commissions.
In January 2026, we entered into a securities purchase agreement with NVIDIA Corporation for a private placement of approximately 23 million shares of our Class A common stock at a purchase price of $87.20 per share, for aggregate gross proceeds of $2.0 billion. The par value of the shares issued was recorded to Class A common stock, with the remainder recorded to additional paid-in capital.
Debt Financing
As of March 31, 2026, we had $11.8 billion outstanding under our delayed draw term loan facilities. These delayed draw term loan facilities are collateralized with the assets underlying the contributed contracts and the pledged contractual cash flows, generally from investment grade counterparties. They are drawn as we build infrastructure to support customer requirements, and amortize over time as contracted cash flows are generated in a regular and predictable manner, with excess cash made available to us.
As of March 31, 2026, we had $6.4 billion aggregate outstanding principal amount of Notes composed of the following:
•$2.0 billion aggregate principal amount of 2030 Senior Notes;
•$1.8 billion aggregate principal amount of 2031 Senior Notes;
•$2.6 billion aggregate principal amount of 2031 Convertible Senior Notes.
We have also entered into various agreements with original equipment manufacturers and a software license vendor, (the "OEM and Software License Financing Arrangements"), pursuant to which we obtained financing for certain equipment and software license.
Additionally, we had $686 million available capacity under our $2.5 billion Revolving Credit Facility as of March 31, 2026.
Refer to Note 10—Debt to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our debt.
Critical Accounting Estimates
Management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and the related notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In preparing the condensed consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025. For additional information about our critical accounting estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Interest Rate Risk
As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $2.2 billion. In addition, we had $1.1 billion of restricted cash and cash equivalents, primarily consisting of bank deposits related to our collateralized loan facility. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We are exposed to interest rate risk related to our outstanding debt, as a rising interest rate environment may increase the amount of interest paid on these loans. For the three months ended March 31, 2026, for every 100-basis point increase or decrease in interest rates, our interest expense could increase or decrease by approximately $32 million based on the total balance of our outstanding debt as of March 31, 2026. The level of our interest rate risk is dependent on our debt exposure and is sensitive to changes in the general level of interest rates.
We have entered into interest rate swaps intended to mitigate the interest rate risk associated with certain floating interest rate debt.
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
Our foreign exchange derivative contracts had a total notional value of $1.6 billion as of March 31, 2026. We estimate that an unfavorable 10% change in the underlying exchange rates would result in unfavorable foreign exchange losses of approximately $160 million, which we expect would be offset by an inverse change in the fair value of the underlying exposure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
As disclosed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting related to the lack of effectively designed, implemented, and maintained IT general controls over applications that support our financial reporting processes; insufficient segregation of duties across financially relevant functions, and lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel and related internal controls. We have also concluded that these material weaknesses continued to exist as of March 31, 2026. The deficiencies identified did not result in a material misstatement to our financial statements.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information, refer to Note 9—Commitments and Contingencies–Litigation to the condensed consolidated financial statements (included in Part I, Item 1 of this Quarterly Report on Form 10-Q).
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose all or a part of your investment.
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
•The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. Failure by our customers to continue to use our CoreWeave Cloud Platform to support AI use cases in their systems, or our ability to keep up with evolving AI technology requirements and regulatory frameworks, could have a material adverse effect on our business, operating results, financial condition, and prospects.

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
•geopolitical disputes disrupting our or any of our suppliers' supply chains, such as geopolitical tensions including but not limited to the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan;
•business, legal, compliance, litigation, and financial concerns affecting our suppliers or their ability to manufacture and ship components in the quantities, of the quality, and in the manner we require;
•impacts on our supply chain from adverse public health developments, including outbreaks of contagious diseases or pandemics; and
•disruptions due to floods, wildfires, earthquakes, storms, and other natural disasters, particularly in countries with limited infrastructure and disaster recovery resources, or regional conflicts.
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

We were founded in September 2017, launched our CoreWeave Cloud Platform in 2020, and have experienced significant growth in a short period of time. Our revenue was $2.1 billion and $982 million for the three months ended March 31, 2026 and 2025 respectively. Investors should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our revenue may stop increasing or may decrease in the future. Even if our revenue continues to increase, our revenue growth rate is expected to decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue will depend on a number of factors, including but not limited to our ability to:
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

As many of these factors are beyond our control, it is difficult for us to accurately forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, we may be unable to maintain consistent revenue or revenue growth, the value of our stock could be volatile, and it may be difficult to achieve and, if achieved, maintain profitability. In addition, changes in the macroeconomic environment, including actual or perceived global banking and finance related issues, domestic and foreign regulatory uncertainty, changes in trade policies (including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments), labor shortages, disruption of global energy supplies and increases in global energy prices, supply chain disruptions, volatile interest rates, inflation, stagflation, spending environments, geopolitical instability, warfare and uncertainty, including the effects of the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, weak economic conditions in certain regions, or a reduction in AI spending regardless of macroeconomic conditions may impact our growth. In addition, because we have many long-term contracts, changes in the macroeconomic environment that adversely affect our business could result in us having excess capacity that could impact our financial position.
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
A substantial portion of our revenue is driven by a limited number of customers. We recognized an aggregate of approximately 65% of our revenue from our top two customers for the three months ended March 31, 2026, with no other customer representing 10% or more of our revenue for that period. We recognized an aggregate of approximately 72% of our revenue from our top customer for the three months ended March 31, 2025, with no other customer representing 10% or more of our revenue for that period. In May 2025, we entered into a master services agreement with OpenAI OpCo, LLC ("OpenAI") and in September 2025, we entered into an order form under this master services agreement pursuant to which OpenAI has committed to pay us up to approximately $6.5 billion through May 31, 2031 and, as a result, we expect OpenAI to be a significant customer in future periods. Similarly, in March 2026, we entered into an order form under an existing master services agreement pursuant to which Meta Platforms, Inc. (“Meta”) initially committed to pay us up to approximately $21 billion (inclusive of access to new computing capacity through December 20, 2032 and the exercise of an existing option to access additional computing capacity through April 10, 2032) and, as a result, we also expect Meta to be a significant customer in future periods. We expect that our customer concentration with a limited number of top customers is likely to continue in future years because of the long-term nature of contracts with those customers. Any negative changes in demand from our top customers or the perception of negative changes in demand from our top customers, in their ability or willingness to perform under their contracts with us, in laws or regulations applicable to these customers or the regions in which they operate, or in our broader strategic relationship with these customers, or any failures or alleged or perceived failures to satisfy contractual requirements, would adversely affect our business, operating results, financial condition, and prospects.
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
Additional financing may not be available on terms favorable to us, if at all. If adequate financing is not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, financial condition, and prospects. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. There are a limited number of providers of debt, convertible debt, and equity financing and if other companies are able to offer better risk and return profiles to such parties, we may not be able to raise sufficient funds through debt, convertible debt, and equity financing in the future. Further, the current or future global macroeconomic environment could make it more difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of recently-public companies have been highly volatile as a result of multiple factors including, the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, inflation and stagflation, interest rate volatility, domestic and foreign regulatory uncertainty, disruption of global energy supplies and increases in global energy prices, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, changing appetites for risk by investors, actual or perceived instability in the banking system, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations. Even if we are able to raise such capital, we cannot guarantee that we will deploy it in such a fashion that allows us to achieve better operating results or grow our business.
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
AI and related industries, including cloud services, are under increasing scrutiny from regulators due to their concerns about market concentration, anti-competitive practices, environmental harm, misuse of AI, and the pace of partnerships and acquisitions involving generative AI startups. As the industry continues to grow, transactions and business conduct by us, our customers and our suppliers will likely continue to draw scrutiny from regulators. Our customers may become subject to further AI regulations, including any restrictions on the total consumption of compute technology, which could cause a delay or impediment to the commercialization of AI technology and could lead to a decrease in demand for our customers' AI infrastructure needs, and may adversely affect our business, operating results, financial condition, and prospects.

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
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, disruption of global energy supplies and increases in global energy prices, increased risk of inflation, stagflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the United States government shutdown in October and November of 2025, interest rate volatility, supply chain disruptions, labor shortages, increases in energy costs and potential global recession;
•the impact of natural or man-made global events on our business, including wars and other armed conflict, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan;
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
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, increased risk of inflation, stagflation, disruption of global energy supplies and increases in global energy prices, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the United States government shutdown in October and November of 2025, interest rate volatility, supply chain disruptions, labor shortages, and potential global recessions; and
•the impact of natural or man-made global events on our business, including outbreaks of contagious diseases or pandemics and wars and other armed conflicts, such as the conflicts in the Middle East and Ukraine, and the tensions between China and Taiwan.
Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. Key competitors that offer general purpose cloud computing services as part of a broader, diversified product portfolio include Amazon (AWS), Google (Google Cloud Platform), Microsoft (Azure), and Oracle, a number of which are also our current customers. Our competitors may be able to devote significantly greater resources to the development, promotion, and sale of their solutions and services than we can, and they may offer lower pricing than we do or bundle certain competing solutions and services at lower prices. Our competitors may also have greater resources for research and development of new technologies, customer support, and to pursue acquisitions, and they have other financial, technical, or other resource advantages. Our competitors may engage in business practices that make our products and services more difficult to transition to or more expensive (for example, by charging data egress fees). Our larger competitors have substantially broader and more diverse solution and service offerings and more mature distribution and go-to-market strategies, which allows them to leverage their existing customer relationships and any distributor relationships to gain business in a manner that discourages potential customers from purchasing our platform. Further, our current and future competitors may include our customers and suppliers. If any of these customers or suppliers were to cease purchasing services from us or supplying us with components, our business, operating results, financial condition, and prospects would be adversely affected.
Conditions in our market could change rapidly and significantly as a result of technological advancements, including but not limited to increased advancements and proliferation in the use of AI and high performance computing, partnerships between or acquisitions by our competitors, or continuing market consolidation, including consolidation of potential or existing customers with our competitors. Some of our competitors have recently made or could make acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions and services than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue, gross margin and operating margin, increased net losses, and loss of market share.
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
We incurred net losses of $740 million and $315 million for the three months ended March 31, 2026 and 2025, respectively, and we may not achieve or, if achieved, sustain profitability in the future. As of March 31, 2026, we had an accumulated deficit of $3.4 billion. While we have historically experienced significant growth in revenue over the last three years, we cannot predict whether we will maintain this level of growth or when we will achieve positive net income. We also expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, continuing to invest in the technology infrastructure underlying our platform and data center expansion, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations and new verticals, which will negatively affect our gross margins and operating results if our total revenue does not increase.
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
Our business depends on various IT systems (custom built, third party and open source) and outsourced IT services. We rely on third-party IT service providers, business partners, vendors, and suppliers to provide critical IT systems, corporate infrastructure, and other services and are, by necessity, dependent on them to adequately address cybersecurity threats to, and other vulnerabilities, defects, or deficiencies of or in their own systems. This includes infrastructure such as electronic communications, collaboration platforms, finance, marketing, recruiting and other business platforms and services such as IT network development and network monitoring, and third-party data center hosting of our systems for our internal and for our customers' use. We do not own or control the operation of the third-party facilities or equipment used to provide such services. Our third-party vendors and service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, including with respect to service levels and cost, or at all, we may be required to transition to a new provider, and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate or any prior notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such vendors, the nature and extent of which are difficult to predict, may harm our business. Since we cannot easily switch vendors without incurring expenses, diverting our management's and other employees' attention, and making other business trade-offs, any disruption with respect to our current providers would impact our operations and our business may be harmed. Furthermore, our disaster recovery systems and those of such third parties may not function as intended or may fail to adequately protect our or our customers' business information in the event of a significant business interruption. Any termination, failure, or other disruption of any of such systems or services of our third-party IT providers, business partners, vendors, and suppliers could lead to expenses, delays, operating inefficiencies or disruptions, which could harm our business, operating results, financial condition, and prospects.
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
We have a limited history selling access to our AI infrastructure cloud services and proprietary managed software and application services through our CoreWeave Cloud Platform under our current business model and we are continuing to scale our operations and evolve our go-to-market strategy. We currently sell access to our platform either through committed contracts, which are take-or-pay, or on-demand, which are pay-as-you-go. Committed contracts generally have a predetermined term and start either on a fixed date or when we deliver the capacity specified in the contract. For each of the three months ended March 31, 2026 and 2025, committed contracts accounted for 98% of our revenue. There is no guarantee that in the future customers will continue to be willing to enter into, and that the industry will continue to support, a take-or-pay model, and any move towards a pay-as-you-go and other consumption-based models will impact our ability to forecast our expected cash flows and operating results, impact our margins, and affect our business, operating results, financial condition, and prospects. Moreover, our committed contracts typically include a prepayment from our customers prior to them receiving access to our services. As of December 31, 2025, 2024, and 2023, the weighted-average prepayment across all our active contracts was 15% to 25% of the TCV. The level of prepayments we receive from customers may fluctuate over time as we continue to scale our operations and evolve our go-to-market strategy, customer base, and the use cases for our platform. Moreover, any changes in the timing or level of customer payments, including prepayments, would impact our cash flows. Furthermore, scaling our operations and evolving our go-to-market strategy may take more time and require more effort to implement than anticipated and may have results that are difficult to predict which could result in decreased revenue from our customers and could affect our ability to achieve profitability. Our business and pricing models have not been fully proven, and we have only a limited operating history with our current business and pricing models to evaluate our business and prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. Moreover, our historical revenue growth should not be considered indicative of our future performance.
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
•natural disasters, acts of war, terrorism, or pandemics, including the armed conflicts in the Middle East and Ukraine, and tensions between China and Taiwan;
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
In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. In particular, the global AI regulatory environment continues to evolve as regulators and lawmakers have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Several U.S. states are considering enacting or have already enacted regulations concerning AI technologies, with new state laws that took effect on January 1, 2026, which may impact our or our customers' ability to train, deploy, or release AI models, and increase our compliance costs. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions and jail time for responsible employees and managers. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition, and prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management's attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, financial condition, and prospects.
We are involved in litigation that may adversely affect us.
We are, and may in the future be subject to claims, suits, and other proceedings, including a putative securities class action that was filed against us as well as a consolidated stockholder derivative action purportedly filed on our behalf, as further described in Note 9—Commitments and Contingencies — Litigation in the notes to the condensed consolidated financial statements. Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our business, operating results, financial condition, and prospects. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that would adversely affect our business, financial condition, operating results, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot ensure that the results of any of these actions will not have a material adverse effect on our business, operating results, financial condition, and prospects.

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
We are required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our annual report on Form 10-K for the year ending December 31, 2026, we will be required to provide a management report on internal control over financial reporting, and we also expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. Neither we nor our independent registered public accounting firm were required to, and therefore did not, perform an evaluation of our internal control over financial reporting as of or for any period included in our financial statements, nor any subsequent period in accordance with the provisions of the Sarbanes-Oxley Act. However, while preparing the financial statements for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified pertained to the lack of effectively designed, implemented, and maintained IT general controls over applications that support our financial reporting processes, insufficient segregation of duties across financially relevant functions, and lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel, and related internal controls. We have also concluded that these material weaknesses continued to exist as of March 31, 2026.
As of March 31, 2026, we have taken and will continue to take action to remediate these material weaknesses, including:
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
As of December 31, 2025, we had aggregate U.S. federal and state NOL carryforwards of $4.3 billion and $905 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. Almost all of our federal NOL carryforwards as of December 31, 2025 can be carried forward indefinitely. $266 million of our state NOL carryforwards as of December 31, 2025 can be carried forward indefinitely. If the NOL carryforwards are not utilized, $639 million will expire in varying amounts between the years 2032 and 2045. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our business, operating results, financial condition, and prospects.
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

We could be required to collect additional sales, use, value added, or other similar taxes or be subject to other liabilities with respect to past or future sales, that may increase the costs our customers would have to pay for our solutions and adversely affect our business, operating results, financial condition, and prospects.
Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction and the application of such laws is subject to uncertainty. Jurisdictions in which we do not collect such taxes may assert that such taxes apply to our sales and seek to impose incremental or new sales, use, value added, or assert other tax collection obligations on us, which could result in tax assessments, penalties, and interest, to us or our customers for past sales, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, which may adversely affect our operating results.
A successful assertion by a U.S. state or local government or a foreign jurisdiction that we should have been or should be collecting additional sales, use, value added, or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from using our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business. We accrue a liability for such matters when a loss is probable and reasonably estimable. Where a loss is reasonably possible or an amount cannot be estimated, we provide disclosure but do not accrue. These matters are inherently unpredictable and subject to significant uncertainties; adverse outcomes could materially affect results in the period in which they become probable and estimable.
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
We have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2026, our total indebtedness was $25.1 billion and we had $8.8 billion of undrawn availability under our Revolving Credit Facility, DDTL 3.0 Facility and DDTL 4.0 Facility. In July 2023, CoreWeave Compute Acquisition Co. II, LLC, our

direct, wholly owned subsidiary, entered into the DDTL 1.0 Facility providing for up to $2.3 billion in delayed draw term loans. In May 2024, CoreWeave Compute Acquisition Co. IV, LLC, our direct, wholly owned subsidiary, entered into the DDTL 2.0 Facility providing for up to $7.6 billion in delayed draw terms loans. In September 2025, we further amended the DDTL 2.0 Facility by entering into the DDTL 2.1 Facility to create a new tranche of delayed draw term loan facility up to $3.0 billion and extend the draw period for new borrowings to March 2026. In July 2025, CoreWeave Compute Acquisition Co. V, LLC, our direct, wholly owned subsidiary, and CoreWeave Compute Acquisition Co. VII, LLC, our indirect subsidiary, entered into the DDTL 3.0 Facility providing for up to $2.6 billion in delayed draw term loans. On March 30, 2026, CoreWeave Compute Acquisition Co. VIII, LLC, our indirect subsidiary, entered into the DDTL 4.0 Facility providing for an $8.5 billion delayed draw term loan facility (together with the DDTL 1.0 Facility, the DDTL 2.0 Facility, the DDTL 2.1 Facility, and the DDTL 3.0 Facility, the "DDTL Facilities"). All obligations under the DDTL Facilities, other than the DDTL 4.0 Facility, are unconditionally guaranteed by us. The DDTL 4.0 Facility is non-recourse, except for limited guarantees related to customary non-recourse carve-out obligations. In November 2025, we amended our Revolving Credit Facility to increase its capacity to $2.5 billion, to modify certain covenant metrics, and to extend its maturity to November 2029 (together with the DDTL Facilities, the "Credit Facilities"). As of March 31, 2026, we had entered into the OEM and Software License Financing Arrangements and obtained financing for certain equipment and software licenses with an aggregate notional balance of $6.7 billion. In May 2025, we issued $2.0 billion in aggregate principal amount of 2030 Senior Notes. In July 2025, we issued $1.75 billion in aggregate principal amount of 2031 Senior Notes. In December 2025, we issued $2.6 billion aggregate principal amount of 1.75% Convertible Senior Notes due 2031 (the "2031 Convertible Notes"). In April 2026, we issued $2.75 billion aggregate principal amount of 9.750% Senior Notes due 2031 (the "Additional 2031 Senior Notes") and $4.0 billion aggregate principal amount of 1.75% Convertible Senior Notes due 2032 (the “2032 Convertible Notes” and, together with the 2030 Senior Notes, the 2031 Senior Notes, the Additional 2031 Senior Notes and the 2031 Convertible Notes, the "Notes"). The Notes are guaranteed on a senior unsecured basis by certain of our wholly-owned subsidiaries and certain of our future direct and indirect wholly owned domestic restricted subsidiaries that guarantee the Revolving Credit Facility.
In addition to our substantial debt, we lease all of our data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of March 31, 2026, we recorded operating lease liabilities of $10.1 billion, which represents our obligation to make lease payments under those lease arrangements. Subject to the limits contained in the credit agreements that govern our Credit Facilities and the indentures that govern the Notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
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

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. For the three months ended March 31, 2026, our cash flows dedicated for debt service requirements totaled $1.8 billion, which includes principal payments of $1.3 billion and interest payments of $459 million, inclusive of $95 million related to capitalized interest. For the three months ended March 31, 2026, our net cash provided by operating activities was $3.0 billion, which includes interest paid, net of capitalized amounts, of $364 million. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Further, any refinancing or restructuring of our indebtedness could be at higher interest rates, may cause us to incur debt extinguishment costs, and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under our Revolving Credit Facility terminating their commitments thereunder and ceasing to make further loans or the lenders under our DDTL Facilities instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our business, operating results, financial condition, and prospects.
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
Furthermore, the majority of the debt under our Credit Facilities bears interest at variable rates, the majority of which is unhedged. If interest rates associated with our floating rate debt (e.g., SOFR) increase, our debt service obligations on our Credit Facilities would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, an increase in such interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
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
In connection with the pricing of the 2031 Convertible Notes and 2032 Convertible Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the 2031 Convertible Notes or 2032 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2031 Convertible Notes or 2032 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates were expected to enter into various derivative transactions with respect to our Class A common stock and/or purchase shares of our Class A common stock concurrently with or shortly after the pricing of the 2031 Convertible Notes and 2032 Convertible Notes. This activity could have increased (or reduced the size of any decrease in) the market price of our Class A common stock at that time.
In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the 2031 Convertible Notes or 2032 Convertible Notes and prior to the maturity of the 2031 Convertible Notes or 2032 Convertible Notes. This activity could also cause or moderate an increase or a decrease in the market price of our Class A common stock.
In addition, if any such capped call transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our Class A common stock, which could adversely affect the value of our Class A common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our Class A common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will not discontinue these transactions without notice. If we issue additional convertible notes in future periods we may enter into additional capped call transactions that may affect our Class A common stock in a similar manner as the capped call transactions related to the 2031 Convertible Notes or 2032 Convertible Notes.
The conditional conversion feature of our 2031 Convertible Notes or 2032 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2031 Convertible Notes or 2032 Convertible Notes is triggered, holders of 2031 Convertible Notes or 2032 Convertible Notes will be entitled to convert the 2031 Convertible Notes or 2032 Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their 2031 Convertible Notes or 2032 Convertible Notes, unless we elect (or are deemed to have elected) to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2031 Convertible Notes or 2032 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2031 Convertible Notes or 2032 Convertible Notes as a current liability (rather than long term liability), which would result in a material reduction of our net working capital.
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
•the global political, economic, and macroeconomic climate, including but not limited to, actual or perceived instability in the banking industry, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the United States government shutdown in October and November of 2025, domestic and foreign regulatory uncertainty, disruption of global energy supplies and increases in global energy prices, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments, labor shortages, supply chain disruptions, potential recession, inflation and stagflation, and rising interest rates;
•other events or factors, including those resulting from war and armed conflict, including the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, incidents of terrorism, or responses to these events; and
•cybersecurity incidents.
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
Pursuant to our third amended and restated investors' rights agreement, dated May 16, 2024, certain holders of our Class A common stock can require us to file registration statements for the public resale of the Class A common stock held by them or to include such shares in registration statements that we may file for us or other stockholders. We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with option exercises, warrant exercises, financings, acquisitions, investments, or otherwise, including if holders of our 2031 Convertible Notes or 2032 Convertible Notes elect to convert their notes to shares of our Class A common stock.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. As of March 31, 2026, our Co-Founders collectively hold all of the issued and outstanding shares of our Class B common stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, our Co-Founders collectively continue to control a significant percentage of the combined voting power of our common stock, which voting power may increase over time upon the exercise or settlement and exchange of equity awards held by our Co-Founders pursuant to their equity exchange rights which provide each Co-Founder with the right (but not obligation) to require us to exchange, for shares of our Class B common stock, any shares of our Class A common stock received by him upon the exercise or settlement of equity awards for shares of our Class A common stock granted prior to September 2024. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
Our business depends on the overall demand for and adoption of AI and high performance computing and cloud infrastructure and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including United States and global macroeconomic issues, actual or perceived global banking and finance related issues, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments, labor shortages, supply chain disruptions, disruption of global energy supplies and increases in global energy prices, rising interest rates, inflation, and stagflation, spending environments, geopolitical instability, warfare and uncertainty, including the effects of the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, weak economic conditions in certain regions or a reduction in business spending, including spending on developing AI and high performance computing capabilities and on cloud infrastructure, regardless of macroeconomic conditions, could adversely affect our business, operating results, financial condition, and prospects, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers, increase sales of our platform, or sell additional solutions and services to our existing customers, lower prices for our solutions and services, and slower or declining growth. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our business, operating results, financial condition, and prospects.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, earthquakes and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole, including through the disruption of global energy supplies and increases in global energy prices.
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

Our sustainability initiatives, goals, or commitments could be difficult to achieve or costly to implement. Moreover, compliance with recently adopted and potential upcoming ESG requirements, including California legislation that requires various climate-related disclosures and emissions reporting, the European Union's Corporate Sustainability Reporting Directive (CSRD) and Corporate Sustainability Due Diligence Directive (CS DDD), the United Kingdom's Streamlined Energy and Carbon Reporting (SECR) framework, and the Spanish Royal Decree 214/2025, will require the dedication of significant time and resources. Our ability to meet stakeholder expectations is also subject to external factors outside of our control including the ability and willingness of our suppliers to reduce emissions and the advancement of new emission reducing technologies. In addition, global clients often rely on ESG rating systems for bids and buying practices, and yet the criteria used in the ratings may conflict and change frequently. Thus, we cannot predict how these third parties will score us and do not have any assurance that they score us or other companies accurately or that we will be able to score well should such criteria change.
We have in the past and may continue in the future to be subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company's securities. A purported securities class action lawsuit was filed against us and certain of our executive officers in January 2026 and there is also a consolidated stockholder derivative action purportedly filed on our behalf as further described in Note 9—Commitments and Contingencies — Litigation in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This type of litigation, and any future similar lawsuits, could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the increases in the cost of directors' and officers' liability insurance may cause us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Securities.
In connection with the closing of our acquisition of Marimo Inc., on February 18, 2026, we issued an additional 3,697 shares of our Class A common stock to a former holder of shares of Marimo Inc. common stock in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. We relied on this exemption from registration based in part on the representations made by the applicable Marimo securityholder.
In connection with the issuance of our 2021 Convertible Senior Secured Notes in October 2021, we granted Magnetar an option to purchase up to $15.0 million of shares of our Class A common stock at our initial public offering price of $40.00 per share (the “Option”). Magnetar exercised the Option on March 19, 2026 and we issued 375,000 shares of our Class A common stock to Magnetar on April 1, 2026 in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

    Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) Director and Officer Trading Arrangements

During the three months ended March 31, 2026, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K (each, a "Rule 10b5-1 Plan").

As previously disclosed, on September 4, 2025, Jack Cogen, a member of our board of directors, entered into a Rule 10b5-1 Plan (the "September 2025 Cogen Plan") providing for the potential sale of up to 2,000,000 shares of our Class A common stock directly held by CW Holding 987 LLC, of which Mr. Cogen is the managing member. The September 2025 Cogen Plan was terminated on March 3, 2026.

On March 3, 2026, after terminating the September 2025 Cogen Plan, Mr. Cogen entered into a Rule 10b5-1 Plan (the "March 2026 Cogen Plan") providing for the potential sale of up to 6,000,000 shares of our Class A common stock directly held by CW Holding 987 LLC so long as the market price our Class A common stock satisfies certain threshold prices specified in the Cogen Plan between an estimated start date of June 8, 2026 and November 30, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the March 2026 Cogen Plan or the occurrence of certain events set forth therein.

On March 5, 2026, Brannin McBee, our Chief Development Officer, entered into a Rule 10b5-1 Plan (the "McBee Plan") providing for the potential sale of up to (a) 59,234 shares of our Class A common stock directly held by Mr. McBee and 3,360,766 shares of our Class A Common Stock issuable upon the conversion of shares of our Class B common stock directly held by Mr. McBee, (b) 600,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by Mr. McBee's spouse, (c) 600,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Brannin J. McBee 2022 Irrevocable Trust, of which Mr. McBee's spouse and minor child are beneficiaries and for which Mr. McBee's spouse is trustee, (d) 72,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2024 Irrevocable Trust, of which Mr. McBee and his minor child are beneficiaries, (e) 12,000 shares of our Class A common stock directly held by the Canis Major SM Trust, an irrevocable trust with a third-party trustee, of which Mr. McBee’s minor child is beneficiary, (f) 18,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2025 Family Trust LLC, of which Mr. McBee serves as manager, (g) 18,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Minor 2025 Family Trust LLC, of which Mr. McBee serves as manager, (h) 960,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2025 GRAT, of which Mr. McBee is the sole trustee and beneficiary, and (i) 300,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Minor 2025 GRAT, of which Mr. McBee’s spouse is the sole trustee and beneficiary, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the McBee Plan, between an estimated start date of June 8, 2026 and August 26, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the McBee Plan or the occurrence of certain events set forth therein.

Item 6. Exhibits

Exhibit Number	Description of document	Form	File No.	Number	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	S-8	333-286640	3.1	April 18, 2025
3.2	Amended and Restated Bylaws	S-8	333-286640	3.2	April 18, 2025
4.1	Senior Notes Indenture, dated as of April 14, 2026, by and among CoreWeave, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42563	4.1	April 14, 2026
4.2	Form of 9.750% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.13).	8-K	001-42563	4.2	April 14, 2026
4.3	Convertible Notes Indenture, dated as of April 14, 2026, by and among CoreWeave, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42563	4.3	April 14, 2026
4.4	Form of 1.75% Convertible Senior Note due 2032 (included as Exhibit A to Exhibit 4.15).	8-K	001-42563	4.4	April 14, 2026
4.5	First Supplemental Indenture, dated as of April 21, 2026, by and among CoreWeave, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42563	4.1	April 21, 2026
10.1†^	Credit Agreement between CoreWeave Compute Acquisition Co. VIII, LLC, U.S. Bank National Association, as depository bank, MUFG Bank, Ltd., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, Morgan Stanley Asset Funding, Inc. and MUFG Bank, Ltd., as coordinating lead arrangers and joint bookrunners, and other lenders party thereto, dated March 30, 2026.	8-K	001-42563	10.1	March 31, 2026
10.2	Limited Guarantee signed by CoreWeave, Inc., in favor of U.S. Bank Trust Company, National Association for the benefit of the lenders, dated March 30, 2026.	8-K	001-42563	10.2	March 31, 2026
10.3	Form of Base Capped Call Confirmation dated April 9, 2026.	8-K	001-42563	10.1	April 14, 2026
10.4	Form of Additional Capped Call Confirmation dated April 10, 2026.	8-K	001-42563	10.2	April 14, 2026
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

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COREWEAVE, INC.

Date: May 7, 2026	By:	/s/ Michael Intrator
Michael Intrator
Chief Executive Officer and President

Date: May 7, 2026	By:	/s/ Nitin Agrawal
Nitin Agrawal
Chief Financial Officer