Form 10-Q
period 2026-06-30
CoreWeave, Inc.
filed 2026-08-12
CIK 1769628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒

As of July 31, 2026, CoreWeave, Inc. had outstanding 458,871,690 shares of Class A common stock, 92,664,912 shares of Class B common stock, and 0 shares of Class C common stock, each with a par value of $0.000005.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

COREWEAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$5,524	$3,127
Restricted cash and cash equivalents, current	873	819
Marketable securities	15	34
Accounts receivable, net	2,541	3,169
Prepaid expenses and other current assets	567	339
Total current assets	9,520	7,488
Restricted cash and cash equivalents, non-current	507	184
Property and equipment, net	46,736	30,557
Operating lease right-of-use assets	16,595	8,231
Intangible assets, net	245	235
Goodwill	1,101	1,101
Other non-current assets	2,366	1,506
Total assets	$77,070	$49,302
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,633	$1,623
Accrued liabilities	6,424	5,773
Recourse debt, current	6,235	6,118
Non-recourse debt, current	1,278	590
Deferred revenue, current	2,686	1,709
Operating lease liabilities, current	584	427
Finance lease liabilities, current	7	38
Other current liabilities	70	162
Total current liabilities	20,917	16,440
Recourse debt, non-current	25,170	14,608
Non-recourse debt, non-current	2,385	57
Deferred revenue, non-current	7,006	6,476
Operating lease liabilities, non-current	15,735	7,768
Finance lease liabilities, non-current	214	216
Deferred tax liabilities, non-current	256	115
Other non-current liabilities	363	287
Total liabilities	72,046	45,967
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.000005 par value per share, 100 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.000005 par value per share, 3,000 shares authorized as of June 30, 2026 and December 31, 2025; 464 and 401 shares issued as of June 30, 2026 and December 31, 2025, respectively; and 457 and 394 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.000005 par value per share, 200 shares authorized as of June 30, 2026 and December 31, 2025; 94 and 108 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class C common stock, $0.000005 par value per share, 200 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Treasury stock, at cost, 7 shares as of June 30, 2026 and December 31, 2025	(34)	(34)
Additional paid-in capital	9,085	6,012
Accumulated other comprehensive loss	(18)	—
Accumulated deficit	(4,009)	(2,643)
Total stockholders' equity	5,024	3,335
Total liabilities and stockholders' equity	$77,070	$49,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$2,575	$1,212	$4,653	$2,194
Operating expenses:
Cost of revenue	879	313	1,595	575
Technology and infrastructure	1,507	670	2,780	1,231
Sales and marketing	60	36	129	47
General and administrative	178	174	342	349
Total operating expenses	2,624	1,193	4,846	2,202
Operating income (loss)	(49)	19	(193)	(8)
Gain (loss) on fair value adjustments	—	—	—	27
Interest expense, net	(640)	(267)	(1,176)	(531)
Other income (expense), net	125	6	149	1
Loss before income taxes	(564)	(242)	(1,220)	(511)
Provision for income taxes	62	48	146	94
Net loss	(626)	(290)	(1,366)	(605)
Other comprehensive loss	(23)	—	(18)	—
Total comprehensive loss	$(649)	$(290)	$(1,384)	$(605)
Net loss attributable to common stockholders, basic	$(626)	$(290)	$(1,366)	$(634)
Net loss attributable to common stockholders, diluted	$(626)	$(290)	$(1,366)	$(661)
Net loss per share attributable to common stockholders, basic	$(1.14)	$(0.60)	$(2.53)	$(1.73)
Net loss per share attributable to common stockholders, diluted	$(1.14)	$(0.60)	$(2.53)	$(1.79)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	551	487	539	367
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	551	487	539	369

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions)
(unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2025	502	$—	$(34)	$6,012	$—	$(2,643)	$3,335
Issuance of common stock in a private placement, net of issuance costs	23	—	—	1,985	—	—	1,985
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—	—	—
Exercise of stock options	5	—	—	8	—	—	8
Stock-based compensation expense	—	—	—	166	—	—	166
Other comprehensive income	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	(740)	(740)
Balance, March 31, 2026	532	$—	$(34)	$8,171	$5	$(3,383)	$4,759
Issuance of common stock in a private placement, net of issuance costs	9	—	—	997	—	—	997
Issuance of common stock upon vesting of restricted stock units	3	—	—	—	—	—	—
Exercise of stock options	4	—	—	6	—	—	6
Conversion of convertible promissory notes	2	—	—	195	—	—	195
Issuance of common stock under ESPP	—	—	—	8	—	—	8
Purchase of capped calls related to convertible senior notes	—	—	—	(492)	—	—	(492)
Exercise of non-employee option and warrants	1	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	185	—	—	185
Other comprehensive loss	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	(626)	(626)
Balance, June 30, 2026	551	$—	$(34)	$9,085	$(18)	$(4,009)	$5,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2024	185	$1,722	—	$—	233	$—	$(34)	$1,096	$(1,476)	$(414)
Cash dividend on Series C redeemable convertible preferred stock	—	—	—	—	—	—	—	(29)	—	(29)
Reclassification of warrant liabilities to equity	—	—	—	—	—	—	—	173	—	173
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	36	—	—	1,392	—	1,392
Conversion of redeemable convertible preferred stock in connection with initial public offering	(185)	(1,722)	30	1,163	155	—	—	559	—	559
Issuance of common stock for contract incentive	—	—	—	—	9	—	—	350	—	350
Tax withholdings on settlement of restricted stock units	—	—	—	—	—	—	—	(16)	—	(16)
Exercise of stock options	—	—	—	—	2	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	—	—	—	203	—	203
Net loss	—	—	—	—	—	—	—	—	(315)	(315)
Balance, March 31, 2025	—	$—	30	$1,163	435	$—	$(34)	$3,731	$(1,791)	$1,906
Issuance of common stock upon underwriters' exercise of over-allotment option, net of underwriting discounts and commissions	—	—	—	—	2	—	—	68	—	68
Issuance of common stock and restricted stock awards for business combination	—	—	—	—	19	—	—	929	—	929
Issuance of replacement restricted stock units for business combination	—	—	—	—	—	—	—	4	—	4
Tax withholdings on issuance of common stock and restricted stock awards for business combination	—	—	—	—	—	—	—	(24)	—	(24)
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	2	—	—	—	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Tax withholdings on settlement of restricted stock units	—	—	—	—	(1)	—	—	(93)	—	(93)
Exercise of stock options	—	—	—	—	1	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	157	—	157
Net loss	—	—	—	—	—	—	—	—	(290)	(290)
Balance, June 30, 2025	—	$—	30	$1,163	458	$—	$(34)	$4,773	$(2,081)	$2,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,366)	$(605)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,540	1,003
Amortization of debt discounts and issuance costs and accretion of redemption premiums	86	67
Stock-based compensation expense	318	329
Non-cash lease expense	365	144
Deferred income taxes	140	91
Gain on fair value adjustments	—	(27)
Other non-cash reconciling items	97	39
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	607	(1,505)
Prepaid expenses and other assets	(611)	(70)
Accounts payable and accrued expenses	304	(289)
Deferred revenue	1,365	743
Lease liabilities	(182)	(110)
Net cash provided by (used in) operating activities	$3,663	$(190)
Cash flows from investing activities:
Purchase of property and equipment, including capitalized internal-use software	$(14,117)	$(3,860)
Maturities and sales of marketable securities	18	29
Investments related to joint ventures	(550)	(32)
Purchase of strategic investments	(138)	—
Sales of warrants received as lease incentive	—	101
Issuance of notes receivable	—	(73)
Business combination, net of cash acquired	—	(46)
Other investing activities	(87)	6
Net cash used in investing activities	$(14,874)	$(3,875)
Cash flows from financing activities:
Proceeds from issuance of debt, net	$16,747	$4,396
Repayments of debt	(5,219)	(1,575)
Purchase of capped calls related to convertible senior notes	(492)	—
Issuance of common stock in private placements, net of issuance costs	2,982	—
Payment of tax withholdings on settlement of restricted stock units	—	(133)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	1,491
Redeemable convertible preferred stock cash dividends paid	—	(29)
Other financing activities	(33)	(66)
Net cash provided by financing activities	$13,985	$4,084
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,774	$19
Cash, cash equivalents, and restricted cash—beginning of period	4,130	2,035
Cash, cash equivalents, and restricted cash—end of period	$6,904	$2,054
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized amounts	$806	$362
Non-cash investing and financing activities:
Liabilities related to property and equipment additions, including OEM financed additions	$9,796	$2,155
Reclassification of liabilities related to property and equipment additions to debt upon execution of OEM financing arrangements	1,469	—
Operating lease right-of-use assets acquired through lease liability	8,359	969
Conversion of convertible promissory notes	195	—
Conversion of redeemable convertible preferred stock in connection with initial public offering	—	1,722
Issuance of common stock, restricted stock units, and restricted stock awards for business combinations	—	933
Issuance of common stock for contract incentive	—	350
Reclassification of warrant liabilities to equity	—	173
Reclassification of customer deposit to debt	—	230
Warrants received as lease incentive	—	90
Non-cash investments	—	72
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$5,524	$1,153
Restricted cash and cash equivalents, current	873	560
Restricted cash and cash equivalents, non-current	507	341
Total cash, cash equivalents, and restricted cash	$6,904	$2,054
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
Beginning in the second quarter of 2026, the Company elected to present its current and non-current debt as recourse and non-recourse and also reclassified the respective balances as of December 31, 2025 to conform to the current period's presentation in the condensed consolidated balance sheets. The reclassification had no impact on the Company's previously reported total current liabilities or total liabilities as of December 31, 2025.
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
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies as discussed in "Note 1—Overview and Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Research and Development
Research and development costs were $117 million and $80 million for the three months ended June 30, 2026 and 2025, respectively, and $221 million and $150 million for the six months ended June 30, 2026 and 2025, respectively, and are included within technology and infrastructure expense in the condensed consolidated statements of operations and comprehensive loss.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the condensed consolidated statements of operations and comprehensive loss. This guidance as further clarified by ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), will be effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.

2. Revenue
Disaggregation of Revenue
The Company primarily generates its revenue through providing cloud computing services, which include both committed contracts and on-demand services. Revenue recognized related to customer commitments, including revenue from delivering capacity prior to commitment start dates, represented 98% of total revenue for the three months ended June 30, 2026 and 2025, and 98% of total revenue for the six months ended June 30, 2026 and 2025.
Significant Customers
The following customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Customer A	36%	71%	40%	72%
Customer B	26%	*	23%	*
Customer C	10%	*	*	*
Customer D	*	*	*	*

* Customer did not represent 10% or more of revenue.
The customer references of A through D may represent different customers than those reported in a previous period.

Customers A and B accounted for 32% and 32%, of accounts receivable, net, respectively, as of June 30, 2026. Customers A and D accounted for 68% and 11% of accounts receivable, net, respectively, as of December 31, 2025.
Contract Balances
Deferred revenue, including current and non-current balances as of June 30, 2026 and December 31, 2025, was $9.7 billion and $8.2 billion, respectively. For the six months ended June 30, 2026 and 2025, revenue recognized from deferred revenue at the beginning of the period was $554 million and $603 million, respectively. Contract assets, including current and non-current balances, as of June 30, 2026 were $179 million. Contract assets, including current and non-current balances, as of December 31, 2025 were not material.
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
As of June 30, 2026, the Company had $103.7 billion of unsatisfied RPO, of which 41% was expected to be recognized over the initial 24 months ending June 30, 2028, 39% between months 25 and 48, and the remaining balance recognized between months 49 and 78.

3. Investments and Fair Value Measurements
Marketable Securities
For the three months and six months ended June 30, 2026 and 2025, the realized or unrealized gains or losses related to the Company's debt securities were not material. As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses related to the Company's debt securities. The weighted-average remaining maturity of the Company's debt securities was less than one year as of June 30, 2026.
Unconsolidated Variable Interest Entities
During the six months ended June 30, 2026, the Company committed to invest up to $1.7 billion, which includes incremental funding commitments of approximately $500 million during the three months ended June 30, 2026, to acquire equity interests in two separate joint ventures that each hold a data center development project. These funding commitments are expected to be satisfied during 2026, at which time the Company will be admitted as a member of these joint ventures and will be required to provide additional capital contributions in accordance with the applicable joint venture agreements to fund the further development of these projects. As of June 30, 2026, the Company was not the primary beneficiary of these VIEs and did not consolidate them, as it lacked the power to direct the activities that most significantly impact the VIEs' economic performance. The Company's maximum exposure to loss related to these joint ventures is limited to its total funding commitments of $1.7 billion as of June 30, 2026. The carrying value of the Company's investment in these VIEs was $479 million as of June 30, 2026, of which $221 million is accounted for as an equity method investment and is included in other non-current assets on the condensed consolidated balance sheets.
Unconsolidated Joint Venture
Additionally, in June 2025, the Company entered into a joint venture (the "JV") that is a VIE, with a data center developer and operator to support the acquisition and development of a multi-phase data center campus in New Jersey. Upon formation, the third-party infrastructure developer obtained an 85% equity interest in the JV, while the Company held the remaining 15% equity interest, for which the Company contributed net assets worth $57 million. As of June 30, 2026, the Company's ownership interest was 35%. The JV expects to construct and develop the campus using a combination of additional debt and equity capital. The Company provides construction management, administrative and property management services to the JV.
The Company is not the primary beneficiary and does not consolidate the VIE as it lacks the power to direct the activities that most significantly impact the JV's economic performance. Accordingly, the investment in the JV is accounted for as an equity method investment and is included in other non-current assets on the condensed consolidated balance sheets. During the six months ended June 30, 2026, the Company made additional capital contributions to the JV, and incurred equity method losses. The carrying value of the Company's investment in the JV was $44 million and $51 million as of June 30, 2026 and December 31, 2025, respectively.
The Company also entered into a data center lease agreement with the JV in June 2025 which will commence upon completion of construction. Once commenced, the lease will have an initial lease term of 15 years with base rent payments that are based on a percentage of construction costs incurred. Additionally, in November 2025, the Company entered into a ground lease with the unconsolidated joint venture covering a separate parcel for a potential future development. Refer to Note 8—Leases for additional information on the ground lease.
The Company's maximum exposure to loss with respect to the JV includes (i) the carrying value of the Company's investment, (ii) up to $95 million related to a guarantee for certain contingent consideration payable to a third-party by the JV upon the achievement of certain milestones, (iii) lease prepayment of $37 million, and (iv) potential requirements to fund the construction and development of the data center campus to the extent the JV is unable to secure third-party financing. Based on current projected development costs and third-party financing secured by the JV as of June 30, 2026, the Company estimated that the maximum funding exposure to fund construction and development costs is up to $160 million.
Financial Instruments Measured at Fair Value

The Company measures certain financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value and a fair value hierarchy based on the observability of inputs. This hierarchy prioritizes the use of observable inputs and minimizes the use of unobservable inputs when determining fair value as follows:
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis within the fair value hierarchy as of the end of each reporting period (in millions):

	Fair Value Hierarchy	June 30, 2026	December 31, 2025

Financial assets:
Cash and cash equivalents
Commercial paper	Level 2	$299	$—
Marketable securities
Commercial paper	Level 2	2	12
Corporate bonds	Level 2	13	22
Prepaid expenses and other current assets
Foreign exchange forward contracts not designated as accounting hedges	Level 2	4	5
Other non-current assets
Interest rate swaps designated as cash flow hedges	Level 2	13	—
Power swaps not designated as accounting hedges	Level 2	1	—
Marketable equity securities	Level 1	45	—
Power purchase agreements	Level 3	—	2
Total financial assets		$377	$41
Financial liabilities:
Other current liabilities
Foreign exchange forward contracts not designated as accounting hedges	Level 2	$45	$4
Contingent consideration	Level 3	—	20
Other non-current liabilities
Interest rate swaps designated as cash flow hedges	Level 2	5	1
Cross currency swaps designated as fair value hedges	Level 2	61	—
Total financial liabilities		$111	$25
Financial Instruments Measured at Fair Value on a Non-recurring Basis
Our strategic investments primarily consist of non-marketable equity securities accounted for under the measurement alternative, which are investments in privately-held companies without readily determinable market values and classified within Level 3 of the fair value hierarchy. The carrying value of these non-marketable equity securities is adjusted upward or downward to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. As of June 30, 2026 and December 31, 2025, the carrying value of our non-marketable equity securities accounted for under measurement alternative were $315 million and $117 million respectively, and is included in other non-current assets in our consolidated balance sheets.
Derivative Instruments
The notional amounts of the Company's outstanding derivative instruments were as follows (in millions):

	June 30, 2026	December 31, 2025

Derivative instruments designated as accounting hedges
Interest rate swaps	$4,661	$319
Cross currency swaps	2,314	—
Total	$6,975	$319

Derivative instruments not designated as accounting hedges
Foreign exchange forward contracts	$1,835	$1,213
Power swaps	104	—
Total	$1,939	$1,213
Gains (losses) associated with derivative instruments were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Interest rate swaps designated as accounting hedges
Gain recognized in other comprehensive income (loss)	$5	$—	$10	$—

Cross currency swaps designated as accounting hedges
Loss recognized in other comprehensive income (loss)	$(27)	$—	$(27)	$—
Loss recognized in other income (expense), net	$(34)	$—	$(34)	$—

Foreign exchange forward contracts not designated as accounting hedges
Gain (loss) recognized in other income (expense), net	$(28)	$2	$(63)	$2
In June 2026, the Company entered into a cross currency interest rate swap with a notional amount of €2.0 billion that matures in 2032. The swap is designated as a fair value hedge of 2032 EUR Senior Notes (as defined in Note 10—Debt) to hedge changes in the fair value of the 2032 EUR Senior Notes attributable to changes in the spot exchange rate. Changes in the fair value of the swap attributable to spot exchange rate changes are recorded in foreign exchange gain or loss within other income (expense) and offset the currency exchange remeasurement gain or loss on the €2.0 billion senior notes. Changes in the fair value of the excluded component are recorded in accumulated other comprehensive income (loss) and are amortized over the life of the swap.
For the three and six months ended June 30, 2026 and 2025, gains and losses on the Company's power swaps, which are not designated as accounting hedges and are recognized in cost of revenue, were not material.
For the three and six months ended June 30, 2026 and 2025, the amount reclassified out of accumulated other comprehensive loss into earnings was not material. As of June 30, 2026, the amount the Company expects to reclassify out of accumulated other comprehensive income (loss) into earnings within the next twelve months is not material.

The Company's valuation of the warrant liabilities utilized the Black-Scholes option-pricing model that relied on the following significant inputs:

March 21, 2025

Stock price	$41
Volatility	60%
Risk-free rate	4%
Dividend yield	—%
The following tables present summaries of the changes in the fair value on a recurring basis of the Company's Level 3 financial instruments for the periods presented (in millions):

	Power Purchase Agreements – Asset	Contingent Consideration

Balance at December 31, 2025	$2	$20
Adjustment to fair value	—	1
Reclassification	(2)	$—
Balance at March 31, 2026	$—	$21
Settlements	—	(21)
Balance at June 30, 2026	$—	$—

	Power Purchase Agreements – Asset	Warrant Liabilities

Balance at December 31, 2024	$3	$200
Adjustment to fair value	2	(27)
Reclassification	—	(173)
Balance at March 31, 2025	$5	$—
Adjustment to fair value	(1)	—
Balance at June 30, 2025	$4	$—
Notes Receivable
Notes receivable are primarily related to the DCSP Financing Arrangements (as defined in Note 10—Debt) and are reported at their amortized cost basis. As of June 30, 2026 and December 31, 2025, the Company determined that the fair values of its notes receivable approximate the carrying values.
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

5. Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Technology equipment	$33,823	$20,903
Software	859	802
Data center equipment and leasehold improvements	5,997	2,842
Furniture, fixtures, and other assets	25	18
Construction in progress	11,918	9,376
Total property and equipment	52,622	33,941
Less: accumulated depreciation and amortization	(5,886)	(3,384)
Total property and equipment, net	$46,736	$30,557
Depreciation and amortization on property and equipment was $1.4 billion and $553 million for the three months ended June 30, 2026 and 2025, respectively, and $2.5 billion and $996 million for the six months ended June 30, 2026 and 2025, respectively.
The Company capitalizes interest associated with the construction of data centers and purchases of related technology equipment. There was $79 million and $23 million of interest capitalized during the three months ended June 30, 2026 and 2025, respectively, and $176 million and $36 million of interest capitalized during the six months ended June 30, 2026 and 2025, respectively.
Asset Retirement Obligations
The following is a summary of activity relating to the liability for asset retirement obligations, included in other non-current liabilities on the condensed consolidated balance sheets, which the Company expects to incur primarily in connection with the expected removal of certain equipment related to its data center fit-outs (in millions):

	June 30, 2026	December 31, 2025

Beginning balance	$62	$36
Additions	53	21
Accretion expense	5	5
Ending balance	$120	$62

6. Goodwill and Intangible Assets
Goodwill
There were no additions or impairment charges recorded to goodwill for any of the periods presented.
Intangible Assets, Net
Intangible assets, net consisted of the following (in millions, except years):

	June 30, 2026				December 31, 2025
	Weighted-Average Remaining Useful Lives (in years)	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net

Acquired technologies	4	$208	$(46)	$162	$206	$(27)	$179
Other (1)	9	61	(8)	53	61	(5)	56
Finite-lived intangible assets		269	(54)	215	267	(32)	235
Indefinite-lived intangible assets	N/A	30	—	30	—	—	—
Total		$299	$(54)	$245	$267	$(32)	$235
(1) Includes customer relationships and trade names.
Amortization expenses for intangible assets were not material for the three months ended June 30, 2026 and 2025. Amortization expenses for intangible assets were $22 million for the six months ended June 30, 2026 and not material for the six months ended June 30, 2025.
As of June 30, 2026, the expected future amortization expense related to intangible assets was as follows (in millions):

Years Ending December 31,	Amount

Remaining portion of 2026	$24
2027	46
2028	43
2029	43
2030	23
Thereafter	36
Total expected future amortization expense	$215
7. Condensed Consolidated Balance Sheets Components
Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Accrued purchases	$5,520	$5,196
Accrued interest	410	332
Other accrued liabilities	494	245
Total accrued liabilities	$6,424	$5,773

8. Leases
The Company enters into leases as a lessee for data centers, office buildings, storage spaces, and technology equipment. In accounting for these arrangements, the Company applied judgment in performing the lease classification tests related to transfer of ownership, bargain purchase option, lease term assessment, estimated fair value, and the specialized nature of the underlying asset.
Leases for office and storage spaces generally have an initial term of one to fifteen years, often with multi-year renewal periods. Data center leases generally have an initial term from five to fifteen years, some of which include options to extend the leases for up to ten years. The Company's equipment leases generally have an initial term of two years and include the option to purchase the asset. Additionally, the Company's ground lease contains a purchase option at the end of the lease term that it is reasonably certain to exercise. As such, the purchase option is included in the measurement of the finance lease liability. Certain lease agreements include variable costs, which generally relate to costs associated with common area maintenance, utilities reimbursed to the landlord, and physical security expenses. These variable costs are not included in operating or finance lease cost and are expensed as incurred.
The components of total lease cost related to leases for the periods presented were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating lease cost:
Operating lease cost	$500	$180	$888	$336
Finance lease cost:
Amortization of ROU assets	9	9	19	16
Interest on lease liabilities	8	6	16	8
Total finance lease cost	17	15	35	24
Variable lease cost	150	58	282	102
Total lease cost	$667	$253	$1,205	$462
Supplemental condensed consolidated balance sheet information related to leases were as follows (in millions):

	June 30, 2026	December 31, 2025

Operating leases:
Operating lease ROU assets	$16,595	$8,231
Operating lease liabilities, current	$584	$427
Operating lease liabilities, non-current	15,735	7,768
Total operating lease liabilities	$16,319	$8,195
Finance leases:
Property and equipment	$500	$500
Less: amortization	(75)	(56)
Property and equipment, net	$425	$444
Finance lease liabilities, current	$7	$38
Finance lease liabilities, non-current	214	216
Total finance lease liabilities	$221	$254

Supplemental condensed consolidated cash flow and other information related to leases for the periods presented were as follows (in millions):

	Six Months Ended June 30,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$707	$301
Operating cash flows used in finance leases	8	4
Financing cash flows used in finance leases	33	28
Information relating to the lease term and discount rate for leases were as follows:

	June 30, 2026	December 31, 2025

Weighted-average remaining lease term (in years):
Operating leases	12	11
Finance leases	5	5
Weighted-average discount rate:
Operating leases	10%	10%
Finance leases	10%	10%
The future lease payments included in the measurement of the Company’s operating lease liabilities and finance lease liabilities as of June 30, 2026, were as follows (in millions):

	Future Payments
Years Ending December 31,	Operating Leases	Finance Leases

Remaining portion of 2026	$1,028	$12
2027	2,116	223
2028	2,306	—
2029	2,373	—
2030	2,289	—
Thereafter	19,023	—
Total undiscounted lease payments	29,135	235
Less: imputed interest	(12,816)	(14)
Present value of lease liabilities	$16,319	$221
In April 2025, the Company entered into a finance lease for data center infrastructure assets with DCSP (as defined in Note 10—Debt). Refer to Note 10—Debt for additional information on this financing arrangement, including the right of setoff in accordance with ASC 210, Balance Sheet.
Leases Not Yet Commenced
As of June 30, 2026, the Company executed additional lease agreements, primarily for data centers, equipment, and office buildings, that had not yet commenced. The aggregate amount of estimated future undiscounted lease payments associated with such leases is $35.5 billion. These leases will commence between 2026 and 2029 with estimated lease terms of seven to sixteen years. Not included in the preceding amount of estimated future undiscounted lease payments are the following lease arrangements, which include significant uncertainties regarding the amount of future lease payments.
As of June 30, 2026, the Company also had a lease agreement for various buildings located at a single site intended to be used as a data center. As of June 30, 2026, 393 MW of electrical power remained undelivered at the site and was expected to be delivered in phases in 2026 and 2028. The Company will make contractual rent payments based on construction costs incurred by the lessor, subject to a contractual maximum of $14.7 billion over the sixteen year term of this lease.
Additionally, the Company has lease agreements where the lease payments are based on a portion of the construction costs incurred by the lessor. The payments during the construction period are variable and subject to contingencies, which are expected to be resolved at or near the lease commencement date. As of June 30, 2026, 355 MW of electrical power remains undelivered at these sites and are expected to be delivered in phases between 2026 and 2028.
In connection with certain data center lease arrangements, the Company has contractual obligations to procure and install equipment at the leased premises. These obligations represent commitments for lessee-owned assets that are separate from the Company's lease obligations. As of June 30, 2026, the Company estimated that it would incur between $500 million and $1.2 billion to fulfill these commitments, with expenditures expected to be incurred in phases through 2028.
Unconsolidated Variable Interest Entities
The Company has entered into various leases with data center developers and operators that are VIEs. The Company lacks the power to direct the activities that most significantly impact these data center developers’ and operators’ economic performance and is not the primary beneficiary; therefore, the Company has not consolidated these VIEs within the condensed consolidated financial statements. Upon lease commencement the Company will make contractual rent payments based on construction costs incurred by the lessor. Additionally, the Company’s maximum exposure to loss under these leases consists of its prepayments of $108 million associated with these lease agreements as of June 30, 2026.
The Company also entered into an equipment lease with a group of special-purpose entities (the “Equipment Lessor”) sponsored by a third-party financial investor related to the mechanical, electrical, and plumbing infrastructure for a data center. The Equipment Lessor is a VIE and the Company obtains substantially all of the economic benefits of the leased equipment but lacks the power to direct the activities that most significantly impact the Equipment Lessor’s economic performance. Accordingly, the Company is not the primary beneficiary and does not consolidate the Equipment Lessor. The Company’s maximum exposure to loss under this lease consists of its committed payments, which total approximately $1.8 billion as of June 30, 2026 and are included within aggregate estimated future undiscounted lease payments, as disclosed in the Leases Not Yet Commenced section.
9. Commitments and Contingencies
Indemnifications
The Company enters into indemnification provisions under certain agreements with other parties in the ordinary course of business. In its customer and data center agreements, the Company has agreed to indemnify, defend, and hold harmless the indemnified party for third-party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party intellectual property infringement claims. For certain large or strategic customers, the Company has agreed to indemnify, defend, and hold harmless the indemnified party for noncompliance with certain additional representations and warranties made by the Company. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their respective capacities.
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
On January 12, 2026, a putative class action Raymond Masaitis v. CoreWeave, Inc. et al (the "Securities Action") was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers generally alleging that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities

Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeking unspecified damages. On February 10, 2026, two stockholder derivative actions were filed against certain of the Company’s current and former directors and officers in the U.S. District Court for the District of New Jersey and on March 5, 2026, a third stockholder derivative action was filed in the same court (collectively, the “New Jersey Derivative Actions”). On April 1, 2026, the U.S. District Court for the District of New Jersey consolidated the New Jersey Derivative Actions under the name In Re CoreWeave, Inc. S’holder Deriv. Litig. (the "Consolidated Derivative Action") and on May 21, 2026, the court approved a stay of further proceedings until final resolution of the Securities Action. On May 12, 2026, another stockholder derivative action was filed in the U.S. District Court for the District of Delaware (together with the Consolidated Derivative Action, the “Derivative Actions”). The Derivative Actions collectively assert claims purportedly on behalf of the Company against certain of the Company's current and former officers and directors and, as a nominal defendant, the Company, and seek unspecified damages based on substantially the same allegations as the Securities Action. The Company believes that the claims made in the Securities Action and the Derivative Actions are without merit and intends to defend itself vigorously. Any possible loss or range of loss in these matters cannot be reasonably estimated at this time.
Although claims are inherently unpredictable, the Company is currently not aware of any other matters that would, individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows. As of June 30, 2026 and December 31, 2025, the Company has not accrued any material potential loss.

10. Debt
The total debt obligations are as follows (dollars in millions):

	Maturities	Effective Interest Rates	June 30, 2026	December 31, 2025

Recourse debt:
DDTL 1.0 Facility	Mar 2028	15%	$1,300	$1,553
DDTL 2.0 Facility	Aug 2030	11%	3,190	5,037
DDTL 2.1 Facility	Mar 2031	9%	3,000	2,741
DDTL 3.0 Facility	Aug 2030	9%	2,215	340
DDTL 5.0 Facility	Nov 2031	9%	1,101	—
2030 Senior Notes	Jun 2030	10%	2,000	2,000
2031 9.00% Senior Notes	Feb 2031	10%	1,750	1,750
2031 9.75% Senior Notes	Oct 2031	10%	2,750	—
2032 9.625% Senior Notes	Jul 2032	10%	1,250	—
2032 EUR Senior Notes(1)	Jul 2032	9%	2,279	—
2031 Convertible Senior Notes	Dec 2031	2%	2,588	2,588
2032 Convertible Senior Notes	Oct 2032	2%	4,000	—
Convertible Promissory Notes	Apr 2026	7%	—	168
Revolving Credit Facility	Nov 2029	7%	—	1,000
OEM and Software License Financing Arrangements	Dec 2026 - Jul 2030	11%	4,220	3,518
Magnetar Loan	Jan 2029	12%	189	273
Less: Unamortized discount and issuance costs			(427)	(242)
Total recourse debt, net of unamortized discount and issuance costs			31,405	20,726
Less: Recourse debt, current			(6,235)	(6,118)
Total recourse debt, non-current			$25,170	$14,608
Non-recourse debt:
DDTL 4.0 Facility	Mar 2032	7%	2,837	—
OEM and Software License Financing Arrangements	Aug 2026 - Aug 2028	9%	882	647
Less: Unamortized discount and issuance costs			(56)	—
Total non-recourse debt, net of unamortized discount and issuance costs			$3,663	$647
Less: Non-recourse debt, current			$(1,278)	$(590)
Total non-recourse debt, non-current			$2,385	$57
(1) In June 2026, the Company entered into cross currency interest rate swaps designated as a fair value hedge, to hedge changes in the fair value on the 2032 EUR Senior Notes, attributable to changes in foreign currency exchange rate.
As of June 30, 2026, the Company's weighted-average interest rate on short-term debt instruments related to certain of the OEM Financing Arrangements was 9%.
Non-recourse debt represents debt facilities and financing arrangements entered into by certain of the Company’s subsidiaries for which recourse is limited to the assets of the applicable subsidiaries. CoreWeave, Inc., the ultimate parent company, is not otherwise liable for such debt, except in cases where the Company provides limited guarantees under which recourse may arise only upon specified events, such as actual fraud, willful misconduct, misappropriation of collateral, certain voluntary or consented bankruptcy actions, or other customary non-recourse carve-out obligations. These limited guarantees do not represent general guarantees of repayment of principal, interest or other ordinary debt service payments. Recourse debt represents debt facilities and financing arrangements that are either direct obligations of

CoreWeave, Inc. or obligations of certain of the Company’s subsidiaries that are unconditionally and irrevocably guaranteed by CoreWeave, Inc.
As of June 30, 2026, the future principal payments for the Company's total debt were as follows (in millions):

Years Ending December 31,	Amount

Remaining portion of 2026	$4,413
2027	6,184
2028	4,416
2029	2,421
2030	3,221
Thereafter	14,896
Total	$35,551
The total interest expense for the Company's debt obligations was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Contractual interest expense	$592	$250	$1,075	$483
Amortization of debt discounts and issuance costs and accretion of redemption premiums	45	29	86	67
Less: capitalized interest	(79)	(23)	(176)	(36)
Total	$558	$256	$985	$514
During the six months ended June 30, 2026, the Company entered into DDTL facilities and issued senior notes (each as defined in this Note 10—Debt) as follows (dollars in millions):

	Date of Issuance	Stated Interest Rates(1)	Amount(2)

DDTL 4.0 Facility	March 2026	SOFR + 2.25%; Treasury + 2.00%	$8,500
DDTL 5.0 Facility	May 2026	SOFR + 4.50%	$3,100
2031 9.75% Senior Notes	April 2026	9.75%	$2,750
2032 9.625% Senior Notes	June 2026	9.625%	$1,250
2032 EUR Senior Notes	June 2026	8.50%	€2,000
2032 Convertible Senior Notes	April 2026	1.75%	$4,000
(1) DDTL Facility floating-rate commitments are subject to an interest rate per annum equal to, at the Company's option, either the SOFR or the alternative base rate plus a spread. For the DDTL 4.0 Facility, refer to the Delayed Draw Term Loans below for further details on interest rates.
(2) Amounts represent borrowing capacity for the DDTL Facilities and the principal amounts for the Senior Notes.

Delayed Draw Term Loans ("DDTL")
In March 2026, one of the Company's subsidiaries, CoreWeave Compute Acquisition Co. VIII, LLC ("CCAC VIII"), entered into a delayed draw term loan facility agreement with various lenders and MUFG Bank, LTD., as the administrative agent. The agreement provides an $8.5 billion delayed draw term loan facility (the “DDTL 4.0 Facility”) available in one or more draws through June 30, 2027, the commitment termination date. As of June 30, 2026, the facility has $1.4 billion of outstanding floating-rate loan and $1.5 billion of outstanding fixed-rate loan. Amounts borrowed under the floating-rate commitments bear interest, at the Company’s option, at daily compounded SOFR plus 2.25% per annum or the alternative base rate plus 1.25% per annum. Amounts borrowed under the fixed-rate commitments bear interest at 2.00% per annum plus a blended rate based upon the applicable United States Treasury securities per the credit agreement at the time of the borrowing.

The DDTL 4.0 Facility matures in March 2032. Principal is payable monthly beginning on the first payment date following the earliest of (i) the commitment termination date, (ii) the applicable amortization commencement date for each data center site that did not meet certain delivery requirements by a specified date (each, a “delayed data center site amortization date”), and (iii) for data center sites that met such delivery requirements, the date of any related incremental draw (each, a “top-up draw date”). Any remaining unpaid principal is due at maturity. The timing and amount of future principal payments, including the determination of the current portion of the outstanding balance, require management judgment and are based on the Company’s best estimates of the occurrence and timing of these events and related payment obligations. The Company is also required to pay an undrawn fee of 0.50% per annum on the undrawn portion of the commitments through the end of the availability period. In conjunction with the issuance of the DDTL 4.0 Facility, the Company capitalized $151 million in deferred financing costs.
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
Obligations outstanding under the DDTL 4.0 Facility are secured by perfected first priority pledges of and security interests in (i) the equity interests of CCAC VIII held by its direct parent and (ii) substantially all of the assets of CCAC VIII. As of June 30, 2026 the assets of CCAC VIII securing the DDTL 4.0 Facility consisted of $3.3 billion of non-current assets, primarily consisting of property and equipment, net, and $155 million of current assets, primarily consisting of restricted cash and cash equivalents. The DDTL 4.0 Facility is non-recourse, except for limited guarantees related to customary non-recourse carve-out obligations.
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
In May 2026, one of the Company's subsidiaries, CoreWeave Financing DDTL V, LLC ("CFD V") entered into a delayed draw term loan facility agreement with various lenders and Morgan Stanley Senior Funding, Inc., as the administrative agent. The agreement provides a $3.1 billion delayed draw term loan facility (the “DDTL 5.0 Facility”) available in one or more draws through September 30, 2026, the commitment termination date. The principal amount of the DDTL 5.0 Facility is required to be repaid in monthly installments, beginning in November 2026, with the expected final payment due in May 2031. The Company is required to pay a fee of 0.50% per annum on the undrawn commitment. As of June 30, 2026, the Company had capitalized $25 million of debt discount and issuance costs associated with the DDTL 5.0 facility. Under the DDTL 5.0 Facility, the Company is required to enter into interest rate swap agreements within specified time periods following the closing date covering a notional amount of not less than 95% of the reasonably anticipated outstanding floating-rate loans until the maturity date.
The DDTL 5.0 Facility is constrained by the purchase price of assets for which the loans are being used to finance with such percentage based upon the depreciable cost of graphics processing unit servers. Borrowings under the DDTL 5.0 Facility are used to finance a portion of the purchase considerations, fees, and expenses relating to the acquisition of computing equipment. Obligations outstanding under the DDTL 5.0 Facility are secured by perfected first priority pledges of and security interests in (i) the equity interests of the respective subsidiaries held by its direct parent and (ii) substantially all of the assets of the respective subsidiaries.

The outstanding loan amounts are prepayable at any time, from time to time, at the Company's option, and are required to be prepaid upon the occurrence of an event of default or change of control of the Company, or with the proceeds of certain asset dispositions or incurrences of indebtedness.
Furthermore, all obligations under the DDTL 5.0 Facility are unconditionally guaranteed by the Company. They contain covenants that restrict the ability of the Company and/or the respective subsidiaries to incur or guarantee additional indebtedness; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; enter into certain transactions with affiliates; and merge, consolidate, transfer, or sell all or substantially all of its assets.
The carrying value of the fixed-rate borrowing under the DDTL 4.0 Facility approximates its estimated fair value, which was determined using a discounted cash flow method based on current market rates and is categorized as Level 3 in the fair value hierarchy. The carrying value of the variable-rate borrowings under the delayed draw term loans approximates fair value because the interest rates reset periodically to market rates.
As of June 30, 2026, the Company was in compliance with all covenants under its delayed draw term loan facility agreements.
In addition to DDTL 4.0, certain of the Company's debt facilities are entered into by bankruptcy-remote, special-purpose consolidated subsidiaries formed to hold the financed infrastructure and the related customer contracts. Certain assets of these consolidated entities may be used only to settle the obligations of those entities. As of June 30, 2026, the debt of these entities was secured by $18.2 billion of non-current assets, primarily consisting of property and equipment, net, and $2.6 billion of current assets primarily consisting of accounts receivable and restricted cash and cash equivalents, which is included in the Company’s condensed consolidated balance sheets. As of December 31, 2025, these balances were $12.7 billion and $1.8 billion, respectively.
Revolving Credit Facility
As of June 30, 2026 and December 31, 2025, the outstanding balances associated with letters of credit were $533 million and $294 million, respectively. The letters of credit issued were primarily in support of certain lease obligations from separate lease agreements. These letters of credit remain outstanding, continue to secure the related lease obligations, and reduce availability under the senior secured revolving credit facility (as amended, the "Revolving Credit Facility"), with no change to the underlying lease terms or obligations. These letters of credit renew annually and expire on various dates through 2037.
In April 2026, the Company repaid the remaining balance under the Revolving Credit Facility that was previously outstanding. As of June 30, 2026, the Company had no borrowings outstanding under the Revolving Credit Facility and had $2.0 billion of remaining capacity. As of December 31, 2025, the Company had drawn $1.0 billion and had $1.2 billion of remaining capacity under the Revolving Credit Facility. Obligations outstanding under the Revolving Credit Facility are secured by pledges of certain assets as collateral. The Company is required to pay a fee of 0.25% per annum on the undrawn commitment.
OEM and Software License Financing Arrangements
The Company had entered into various agreements with original equipment manufacturers (the "OEM Financing Arrangements"), whereby the Company obtained financing for certain equipment. The Company had an outstanding balance of $4.8 billion and $3.8 billion as of June 30, 2026 and December 31, 2025, respectively. The Company also had entered into various arrangements with a software license vendor (the "Software License Financing Arrangements"), whereby the Company obtained financing for certain software licenses. The Company had an outstanding balance of $347 million and $368 million as of June 30, 2026 and December 31, 2025, respectively.
Convertible Senior Notes
In April 2026, the Company issued $4.0 billion in aggregate principal amount of convertible senior notes due on October 1, 2032 (the "2032 Convertible Senior Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act").
The 2032 Convertible Senior Notes are convertible at an initial conversion rate of 8.3612 shares per $1,000 principal amount (equivalent to a conversion price of approximately $119.60 per share) into cash, shares of the Company's Class A common stock, or a combination thereof. Until July 1, 2032, the 2032 Convertible Senior Notes can only be converted upon satisfaction of certain market conditions or upon the occurrence of specific corporate events. After that date, the notes are freely convertible. The conversion rate is subject to standard anti-dilution adjustments throughout the life of the instrument.
Additionally, if the holders of the 2032 Convertible Senior Notes convert their notes in connection with a make-whole fundamental change or in connection with the exercise of the Company's option to redeem the 2032 Convertible Senior Notes, the conversion rate may be adjusted to compensate for the lost time value of money. The Company may not redeem the 2032 Convertible Senior Notes prior to October 8, 2029. On or after that date, the Company may redeem all or any portion of the outstanding 2032 Convertible Senior Notes for cash if the Company's Class A common stock price exceeds 130% of the conversion price for any 20 trading days within a 30 consecutive trading day period.
The 2032 Convertible Senior Notes are accounted for as a single liability measured at its amortized cost, as the conversion features do not require bifurcation and recognition as derivatives. In conjunction with the issuance of the 2032 Convertible Senior Notes, the Company capitalized $70 million in debt discount and issuance costs.
A portion of the proceeds from the 2032 Convertible Senior Notes was used to fund the cost of entering into capped call transactions, described below. The Company expects to use the remainder of the proceeds for general corporate purposes. The 2032 Convertible Senior Notes are unsecured obligations and bear interest payable semi-annually in arrears and include customary terms and covenants, including certain events of default, after which the notes may be due and payable immediately at a price set forth in the indenture.
As of June 30, 2026, the total estimated fair value of the 2031 Convertible Notes and 2032 Convertible Senior Notes was $7.5 billion, which was based on observable market prices of identical instruments in less active markets and is categorized as Level 2 in the fair value hierarchy.
Capped Call Transactions
In conjunction with the issuance of the 2032 Convertible Senior Notes, the Company entered into separately negotiated capped call transactions (the "Capped Calls") with certain financial institutions at a total cost of $492 million. The Capped Calls are expected generally to reduce potential dilution of the Company's Class A common stock upon any conversion of the 2032 Convertible Senior Notes and offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2032 Convertible Senior Notes, as the case may be, with such reduction and offset subject to a cap.
The Capped Calls have an initial strike price of $119.60 per share, which corresponds to the initial conversion price of the 2032 Convertible Senior Notes, and have an initial cap price of $230.00 per share, both subject to certain adjustments. The Capped Calls qualify for a derivative scope exception for instruments that are both indexed to an entity's own stock; therefore they are recorded in stockholders' equity as a reduction of additional paid-in capital on the condensed consolidated balance sheets and will not be subsequently remeasured.
Senior Notes
In April 2026, the Company issued $2.8 billion in aggregate principal amount of senior notes due on October 1, 2031 (the "2031 9.75% Senior Notes") in private placement offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In conjunction with the issuance of the 2031 9.75% Senior Notes, the Company capitalized $27 million in debt discount and issuance costs.
In June 2026, the Company issued $1.3 billion in aggregate principal amount of senior notes due on July 15, 2032 (the "2032 9.625% Senior Notes") in private placement offerings to qualified institutional buyers pursuant to the Securities Act. In conjunction with the issuance of the 2032 9.625% Senior Notes, the Company capitalized $20 million in debt discount and issuance costs.
Additionally, in June 2026, the Company issued €2.0 billion in aggregate principal amount of senior notes due on July 15, 2032 (the "2032 EUR Senior Notes") in a private placement offering to qualified institutional buyers pursuant to the Securities Act. In conjunction with the issuance of the 2032 EUR Senior Notes, the Company capitalized $41 million in debt discount and issuance costs.

The proceeds from the issuance of the 2031 9.75% Senior Notes, 2032 9.625% Senior Notes and 2032 EUR Senior Notes were retained for general corporate purposes. The Senior Notes are unsecured obligations and bear interest payable semi-annually in arrears. The Company may redeem all or a portion of the Senior Notes at any time prior to their maturity at a redemption price set forth in the respective indentures. The senior notes include customary terms and covenants, including certain events of default, after which the Senior Notes may be due and payable immediately at a price set forth in the indentures.
As of June 30, 2026, the total estimated fair value of the 2030 Senior Notes, 2031 9.00% Senior Notes, 2031 9.75% Senior Notes, 2032 EUR Senior Notes, and the 2032 9.625% Senior Notes was $10.0 billion, which was based on observable market prices of identical instruments in less active markets and was categorized as Level 2 in the fair value hierarchy.
Magnetar Loan
In June 2026, the Company paid $100 million to MagAI Ventures in partial settlement of amounts outstanding under the MagAI Capacity Agreement, as amended. The payment reduced the carrying amount of the debt obligation. The remaining obligation as of June 30, 2026 was $189 million, consisting of the unused refundable deposit amount, together with accrued redemption premiums through the reporting date. The Company recognized accretion of the redemption premium as interest expense, net, in the condensed consolidated statements of operations and comprehensive loss for the period.
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
Additionally, the Company entered into a lease for data center infrastructure assets with the DCSP. The arrangement commenced in April 2025 and is accounted for as a finance lease, with an initial term of 14 years and an imputed interest rate of 13%. The Company did not record any finance lease right-of-use assets acquired through lease liability for the three months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, the amortization expense related to finance lease right-of-use assets was not material.
As of June 30, 2026, the future contractual principal payments under the financing obligation and finance lease due to the DCSP were as follows (in millions):

Years Ending December 31,	Financing obligation	Finance lease

Remaining portion of 2026	$10	$9
2027	20	19
2028	20	19
2029	20	19
2030	20	19
Thereafter	155	148
Total future payments	245	233
Less: amount representing interest	(133)	(115)
Total financing obligation	$112	$118
Less: current portion	(3)	(4)
Long-term portion	$109	$114
The DCSP Financing Arrangements allow for the net settlement of amounts due between the parties and meet the criteria for right of setoff in accordance with ASC 210, Balance Sheet. As of June 30, 2026, the gross amount of the DCSP Note Receivable was $302 million, which is presented net of the financing obligation and finance lease of $230 million. As of December 31, 2025, the gross amount of the DCSP Note Receivable was $304 million, which is presented net of the financing obligation and finance lease of $234 million. For the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2025, interest income recognized in other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss was not material. For the six months ended June 30, 2026, interest income recognized in other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss was $20 million. The total interest expense related to the financing obligation and finance lease associated with this arrangement for the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2025 was not material. The total interest expense related to the financing obligation and finance lease associated with this arrangement for the six months ended June 30, 2026 was $16 million.
During the three months ended June 30, 2026, the Company reassessed the DCSP as a VIE following changes affecting the adequacy of the DCSP's equity investment at risk. The Company concluded that it was not the primary beneficiary of the DCSP because it lacked the power to direct the activities that most significantly impact the DCSP's economic performance. Accordingly, the Company did not consolidate the DCSP. The Company's maximum exposure to loss related to the DCSP consists of the carrying amount of the DCSP Note Receivable and the Company's commitment to fund the remaining completion work at the data center. This funding commitment is not subject to a contractual cap; however, the Company estimates the remaining funding obligation to be not material. Amounts funded under this commitment are recoverable from the DCSP only through contingent, unsecured reimbursement rights.

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
The rights of the holders of the Company's redeemable Class A common stock were identical to the Company's Class A common stock, except with respect to the Put Right. The Put Right with respect to each share was subject to a lock-up period after the IPO and automatically terminated in September 2025 when the Company's Class A common stock achieved a 20-day volume-weighted average price in a consecutive 30-trading-day period of at least $68.16. Upon termination of the Put Right, the Company's redeemable Class A common stock was reclassified into Class A common stock within stockholders' equity (deficit).
Dividends
Holders of the redeemable convertible preferred stock were entitled to participate in any dividends distributed to holders of common stock, as if converted.
Holders of the Series C redeemable convertible preferred stock were entitled to a cumulative dividend that accrued from day-to-day at a rate of 10% per annum of the accumulated stated value, equal to $38.95 per share (the accumulated stated value is the defined "original issue price" at the time of conversion). Cumulative dividends were payable quarterly from the time the shares were issued until the completion of an IPO. These dividends could be paid in cash or in kind by being added to the accumulated stated value. After the IPO and conversion to redeemable Class A common stock, these dividend rights ceased. For the three months ended June 30, 2026 and 2025, the Company paid no dividends. For the six months ended June 30, 2026 and 2025, the Company paid no cash dividends and $29 million, respectively.
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 100 million shares of preferred stock with a par value of $0.000005 per share with rights and preferences, including voting rights, designated from time to time by the Company's board of directors (the "Board"). As of June 30, 2026, there were no shares of preferred stock issued and outstanding.
Common Stock
As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 3.4 billion shares of common stock, with a par value of $0.000005 per share. In March 2025, the Company's certificate of incorporation was amended such that the Company's common stock consisted of Class A common stock, Class B common stock, and Class C common stock. As of June 30, 2026 and December 31, 2025, there were no shares of Class C common stock issued and outstanding.
Common stockholders are entitled to receive any dividends if and when declared by the Board, and upon liquidation or dissolution, are also entitled to receive all assets legally available for distribution to stockholders, ratably in proportion to the number of shares held, subject to the rights of preferred stockholders (if then outstanding). As of June 30, 2026 and December 31, 2025, no dividends on the Company's common stock had been declared by the Board.
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
Private Placements
In January 2026, the Company entered into a securities purchase agreement for a private placement of approximately 23 million shares of its Class A common stock at a purchase price of $87.20 per share, for aggregate gross proceeds of $2.0 billion. The par value of the shares issued was recorded to Class A common stock, with the remainder recorded to additional paid-in capital.
In April 2026, the Company issued approximately 9 million shares of its Class A common stock in a private placement at a price of $109.00 per share, for aggregate gross proceeds of $1.0 billion. The par value of the shares issued was recorded to Class A common stock, with the remainder recorded to additional paid-in capital.
Warrants to Purchase Common Stock
As of December 31, 2024, the Company had outstanding warrants to purchase shares of the Company's Class A common stock that were classified as liabilities. These warrants were issued in connection with the 2022 Senior Secured Notes, as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
On March 21, 2025, the Company executed an amendment with the warrant holders to fix the exercise price to $1.5495 per share, subject to adjustments for standard anti-dilution adjustments. As a result of the amendment, the Company concluded that the warrants met the requirements for equity classification for contracts that are indexed to the Company's own stock. The Company recognized a net gain of $27 million for the final fair value adjustment pre-modification, and modification and fixing of the exercise price, which was recorded in gain (loss) on fair value adjustments in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025, and reclassified the final value of the warrants to additional paid-in capital.
2019 Stock Option Plan and 2025 Equity Incentive Plan
In July 2019, the Company adopted a stock option plan (the "2019 Plan"). Prior to the IPO, in the event that shares previously issued under the 2019 Plan were reacquired by the Company pursuant to a forfeiture provision, right of first refusal, or repurchase by the Company, such shares were added back to the number of shares then available for issuance under the 2019 Plan. In March 2025, in connection with the IPO and the adoption of the 2025 Equity Incentive Plan (the "2025 Plan") as defined below, the Company ceased granting awards under the 2019 Plan. Following the effective date of the 2025 Plan in connection with the IPO, any outstanding awards granted under the 2019 Plan remain subject to the terms of the 2019 Plan, and any shares that are forfeited or repurchased by the Company under the 2019 Plan will be automatically transferred to be available for issuance under the 2025 Plan.
The 2025 Plan authorizes the award of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), RSAs, stock appreciation rights, and RSUs, as well as performance and stock bonus awards. Pursuant to the 2025 Plan, the ISOs may be granted only to employees of the Company, while all other award types may be granted to employees, directors, and consultants. A total of 50 million shares of the Company's Class A common stock were initially reserved, plus any reserved shares of Class A common stock not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2025 Plan. The number of shares reserved for issuance under the 2025 Plan will increase automatically on January 1 of each of 2026 through 2035 by the number of shares equal to the lesser of (a) five percent of the aggregate number of outstanding shares of all classes of common stock plus the total number of shares of Class A common stock issuable upon conversion of preferred stock (if any), in each case as of the immediately preceding December 31, or (b) such number of shares of Class A common stock as may be determined by the Board or the compensation committee of the Board (the "Compensation Committee"). In the event that shares previously issued under the 2025 Plan are reacquired by the Company pursuant to a forfeiture provision, right of first refusal, or repurchase by the Company, such shares shall be added back to the number of shares then available for issuance under the 2025 Plan. As of June 30, 2026, 63 million shares were available for issuance under the 2025 Plan.

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
Stock Options
The following table summarizes stock option activity under the 2019 Plan (share data and aggregate intrinsic value in millions):

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at December 31, 2025	34	$1.76	6	$2,381
Granted	—	—
Exercised	(9)	1.43
Forfeited, expired, or canceled	(1)	3.64
Outstanding at June 30, 2026	24	$1.84	6	$2,341
Vested and expected to vest at June 30, 2026	24	$1.84	6	$2,341
Exercisable at June 30, 2026	19	$1.34	5	$1,818
The table above does not include the 0.4 million shares subject to options issued in connection with the 2021 Convertible Senior Secured Notes. The option was exercised in March 2026, and the shares were issued in April 2026. Refer to Note 14—Related-Party Transactions for additional information.
The Company did not grant any stock options during the six months ended June 30, 2026 and 2025.
The aggregate grant date fair value of stock options that vested during the six months ended June 30, 2026 and 2025 were $16 million and $18 million, respectively.
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $866 million and $170 million, respectively. The intrinsic value for options exercised is the difference between the estimated fair value of the stock and the exercise price of the stock option at the date of exercise.
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
The purchase price for shares purchased under the 2025 ESPP during any given purchase period is 85% of the lesser of the fair market value of the Company's Class A common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable purchase period. Each offering period may itself consist of one or more purchase periods. The 2025 ESPP had an initial offering period beginning on March 28, 2025 and ending on November 15, 2025, with a purchase date of November 15, 2025. The initial enrollment period began on the date of the IPO and ended on April 18, 2025. As of June 30, 2026 and December 31, 2025, the amount withheld on behalf of employees for future purchases under the ESPP was not material. Stock-based compensation expense during the three and six months ended June 30, 2026 and June 30, 2025 and unrecognized stock-based compensation expense as of June 30, 2026 and June 30, 2025 related to the 2025 ESPP were not material.
Restricted Stock Units
RSUs granted typically vest over four years. The following table summarizes restricted stock unit activity under the 2019 and 2025 Plans for the periods presented (share data in millions):

	Shares	Weighted- Average Fair Value Per Share

Balance at December 31, 2025	26	$62.06
Granted	9	95.97
Vested	(5)	66.26
Forfeited, expired, or canceled	(1)	74.53
Unvested balance at June 30, 2026	29	$71.52
Restricted Stock Awards
During the six months ended June 30, 2026 and 2025, the Company granted 0.1 million and 2 million RSAs, respectively, in connection with its acquisitions. RSAs typically vest over a four-year service period. The grant date fair value of RSAs is based on the Company's closing stock price on the grant date and is recognized as stock-based compensation expense over the vesting period. The aggregate grant date fair value of RSAs that vested during the six months ended June 30, 2026 was $20 million, compared to not material for the six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, approximately 2 million RSAs remained unvested. Refer to Note 4—Business Combinations for additional information.
Stock-Based Compensation Expense
As of June 30, 2026, unrecognized stock-based compensation expense related to unvested stock options was $32 million, which is expected to be recognized over a weighted-average period of one year.
As of June 30, 2026, unrecognized stock-based compensation expense related to unvested RSUs and RSAs was $1.7 billion, which is expected to be recognized over a weighted-average period of three years.

Total stock-based compensation expense, net of capitalized costs, recognized in the Company's condensed consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Cost of revenue	$9	$3	$18	$5
Technology and infrastructure	60	48	115	102
Sales and marketing	12	8	25	11
General and administrative	84	86	160	211
Total stock-based compensation expense (1)(2)	$165	$145	$318	$329
(1) Stock-based compensation expense was net of capitalized costs related to the development of internal-use software and construction of data centers of $20 million and $12 million during the three months ended June 30, 2026 and 2025, respectively, and $35 million and $31 million during the six months ended June 30, 2026 and 2025, respectively.
(2) The Company recognized $177 million of stock-based compensation expense, net of $17 million of capitalized costs primarily related to the development of internal-use software, during the six months ended June 30, 2025, associated with vested RSUs as a result of the satisfaction of the liquidity-event performance-based vesting condition which was satisfied in connection with the IPO.
12. Income Taxes
The Company's effective tax rate was (11)% and (20)% for the three months ended June 30, 2026 and 2025, respectively, and (12)% and (18)% for the six months ended June 30, 2026 and 2025, respectively.
The Company recorded income tax expense in all periods presented despite experiencing losses before income taxes primarily due to limitations on the Company's ability to realize certain tax benefits, which has resulted in the Company maintaining a valuation allowance on its U.S. deferred tax assets. The change in period-over-period income tax expense primarily resulted from an increase in losses before income taxes, an increase in tax depreciation expense from new assets placed in service, and the inability to record a tax benefit from deferred tax assets generated.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator:
Net loss	$(626)	$(290)	$(1,366)	$(605)
Dividends and accretion on Series C redeemable convertible preferred stock	—	—	—	(29)
Net loss attributable to common stockholders, basic	$(626)	$(290)	$(1,366)	$(634)
Change in fair value of common stock warrants	—	—	—	(27)
Net loss attributable to common stockholders, diluted	$(626)	$(290)	$(1,366)	$(661)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	551	487	539	367
Effect of dilutive securities:
Common stock warrants	—	—	—	2
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	551	487	539	369
Net loss per share attributable to common stockholders, basic	$(1.14)	$(0.60)	$(2.53)	$(1.73)
Net loss per share attributable to common stockholders, diluted	$(1.14)	$(0.60)	$(2.53)	$(1.79)

The number of securities that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows (in millions):

	As of June 30,
	2026	2025

Outstanding convertible notes	57	—
Outstanding stock options	24	44
Outstanding RSUs and RSAs	31	27
Outstanding warrants to purchase common stock	4	4
Total	116	75
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

Senior Secured Notes
In connection with the issuance of the 2021 Convertible Senior Secured Notes in October 2021, the Company granted Magnetar an option to purchase up to $15 million of the Company's Class A common stock at the IPO price, which was exercisable until the one-year anniversary of the IPO. This option was exercised by Magnetar in March 2026, and the shares were issued in April 2026.
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
Unconsolidated Joint Venture
In June 2025, the Company entered into a forward-starting lease and a development management agreement in connection with an unconsolidated joint venture, which is an unconsolidated joint venture of the Company and a related party. Additionally, in November 2025, the Company entered into a ground lease with the unconsolidated joint venture covering a separate parcel. Refer to Note 3—Investments and Fair Value Measurements for additional information on unconsolidated joint venture and Note 8—Leases for additional information on leases. These agreements are deemed to be priced at market terms as they were negotiated as part of arm's-length negotiations with the other investor in the JV. During the six months ended June 30, 2026, the Company did not recognize any material income or expenses in the condensed consolidated statements of operations and comprehensive loss pursuant to these agreements.
15. Geographic Information
Revenue by geography is based on the address of the customer as specified in the Company's customer contracts. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

United States	$2,389	$1,148	$4,289	$2,077
All other countries	186	64	364	117
Total revenue	$2,575	$1,212	$4,653	$2,194

The Company's long-lived assets are attributed to a country based on the physical location of the assets. The Company defines long-lived assets as property and equipment and lease right-of-use assets because many of these assets cannot be readily moved and are relatively illiquid, subjecting them to geographic risk.
As of June 30, 2026 and December 31, 2025, 88% of the Company's long-lived assets were located in the United States, with no other single country accounting for more than 10% of these assets.
16. Subsequent Events
In August 2026, one of the Company's indirect subsidiaries, CoreWeave Financing DDTL V-V, LLC entered into a delayed draw term loan facility agreement with various lenders and JPMorgan Chase Bank, N.A., as the administrative agent. The agreement provides a $2.6 billion delayed draw term loan facility (the “DDTL 5.5 Facility”) available in one or more draws through the commitment termination date in December 2026. Interest on outstanding borrowings on the DDTL 5.5 Facility accrues for SOFR loans at an interest rate per annum equal to the Term SOFR plus an applicable margin of 5.5% or for base rate loans at the applicable base rate plus 4.5% per annum, at the Company's election. The DDTL 5.5 Facility matures in September 2031. Subsequent to the closing, the Company has drawn $1.2 billion.
In August 2026, the Company made a $1.2 billion draw down on the Revolving Credit Facility.

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
•Data and Storage. CoreWeave's purpose-built storage combines exascale, AI-optimized object and file storage with GPU-local caching and Local Tier Acceleration (LOTA®) to deliver high-throughput data access, cross-cloud reach, and predictable economics for training and inference.
•Infrastructure Control. Our integrated AI-native orchestration and bare-metal control deliver the reliability, flexibility, and efficiency required to run complex AI workloads at scale, and matched with the right AI services.
•CoreWeave Mission Control®. CoreWeave Mission Control integrates security, observability, and services—including node, rack, and fleet lifecycle management—to enable intelligent, unified orchestration from foundational infrastructure to agent development.
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
We expect our cost of revenue to increase in absolute dollar terms as we continue to grow our platform and expand our customer base. However, we anticipate that cost of revenue may fluctuate as a percentage of revenue in the future due to the timing of when data centers go live, including any delays in the availability of data centers that we lease or own, and when we achieve economies of scale and operational efficiencies.
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
We expect to continue incurring additional expenses as a result of projected future growth, including expenses to support the overall growth trajectory of the business including our international expansion, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and professional services.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations and comprehensive loss data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenue	$2,575	$1,212	$4,653	$2,194
Operating expenses:
Cost of revenue(1)	879	313	1,595	575
Technology and infrastructure(1)	1,507	670	2,780	1,231
Sales and marketing(1)	60	36	129	47
General and administrative(1)	178	174	342	349
Total operating expenses	2,624	1,193	4,846	2,202
Operating loss	(49)	19	(193)	(8)
Gain (loss) on fair value adjustments	—	—	—	27
Interest expense, net	(640)	(267)	(1,176)	(531)
Other income (expense), net	125	6	149	1
Loss before income taxes	(564)	(242)	(1,220)	(511)
Provision for income taxes	62	48	146	94
Net loss	$(626)	$(290)	$(1,366)	$(605)
_____________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Cost of revenue	$9	$3	$18	$5
Technology and infrastructure	60	48	115	102
Sales and marketing	12	8	25	11
General and administrative	84	86	160	211
Total	$165	$145	$318	$329

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Revenue	$2,575	$1,212	$1,363	112%	$4,653	$2,194	$2,459	112%
Revenue for the three months ended June 30, 2026 increased by $1.4 billion, or 112%, compared to the three months ended June 30, 2025. Revenue for the six months ended June 30, 2026 increased by $2.5 billion, or 112%, compared to the six months ended June 30, 2025. This substantial growth was related to increased demand from both existing and new customer contracts and our fulfillment of that demand through our expanded data center footprint. Approximately 93% of the revenue increase in both the three and six months ended June 30, 2026 was attributable to expansion within our existing customer base, with the remainder attributable to new customers.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Cost of revenue	$879	$313	$566	181%	$1,595	$575	$1,020	177%
Percentage of revenue	34%	26%			34%	26%
Cost of revenue for the three months ended June 30, 2026 increased by $566 million, or 181%, compared to the three months ended June 30, 2025. This increase was primarily attributable to the expansion of existing data centers and the significant increase in the deployment of new data centers, which resulted in an increase in rent expense of approximately $335 million, and an increase in data center utilities and power spend of approximately $87 million. The increase is also attributable to an increase in depreciation and amortization related to power installation and distribution systems of approximately $79 million.
Cost of revenue for the six months ended June 30, 2026 increased by $1.0 billion, or 177%, compared to the six months ended June 30, 2025. This increase was primarily attributable to the expansion of existing data centers and the significant increase in the deployment of new data centers, which resulted in an increase in rent expense of approximately $685 million. The increase is also attributable to an increase in depreciation and amortization related to power installation and distribution systems of approximately $139 million.
Technology and Infrastructure

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Technology and infrastructure	$1,507	$670	$837	125%	$2,780	$1,231	$1,549	126%
Percentage of revenue	59%	55%			60%	56%
Technology and infrastructure expense for the three months ended June 30, 2026 increased by $837 million, or 125%, compared to the three months ended June 30, 2025. This increase was primarily attributable to an increase in depreciation and amortization of approximately $752 million, from $537 million for the three months ended June 30, 2025, to approximately $1.3 billion for the three months ended June 30, 2026. These increases in depreciation and amortization were related to investments in our platform and servers, switches, and other networking equipment fixed assets within our infrastructure that were placed in service.
Technology and infrastructure expense for the six months ended June 30, 2026 increased by $1.5 billion, or 126%, compared to the six months ended June 30, 2025. This increase was primarily attributable to an increase in depreciation and amortization of approximately $1.4 billion, from $967 million for the six months ended June 30, 2025, to approximately $2.4 billion for the six months ended June 30, 2026. These increases in depreciation and amortization were related to investments in our platform and servers, switches, and other networking equipment fixed assets within our infrastructure that were placed in service.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Sales and marketing	$60	$36	$24	67%	$129	$47	$82	174%
Percentage of revenue	2%	3%			3%	2%

Sales and marketing expense for the three months ended June 30, 2026 increased by $24 million, or 67%, compared to the three months ended June 30, 2025. This increase was primarily attributable to an increase of approximately $12 million in personnel costs, including stock-based compensation.
Sales and marketing expense for the six months ended June 30, 2026 increased by $82 million, or 174%, compared to the six months ended June 30, 2025. This increase was primarily attributable to an increase of approximately $38 million in personnel costs, including stock-based compensation, and an increase of $30 million of advertising and sponsorship expenses.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
General and administrative	$178	$174	$4	2%	$342	$349	$(7)	(2%)
Percentage of revenue	7%	14%			7%	16%
General and administrative expense for the three months ended June 30, 2026 increased by $4 million, or 2%, compared to the three months ended June 30, 2025. This increase was primarily attributable to an increase of approximately $14 million in personnel costs, including stock-based compensation.
General and administrative expense for the six months ended June 30, 2026 decreased by $7 million, or 2%, compared to the six months ended June 30, 2025. This decrease was primarily attributable to a decrease of approximately $12 million in personnel costs, including stock-based compensation, primarily related to RSUs with a performance condition that was satisfied upon our IPO in the six months ended June 30, 2025.
Interest Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Interest expense, net	$(640)	$(267)	$(373)	140%	$(1,176)	$(531)	$(645)	121%
Interest expense, net for the three months ended June 30, 2026 increased by $373 million, or 140%, compared to the three months ended June 30, 2025. Interest expense, net for the six months ended June 30, 2026 increased by $645 million, or 121%, compared to the six months ended June 30, 2025. These increases were primarily attributable to increased borrowing levels and total debt obligations.
Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Other income (expense), net	$125	$6	$119	NM	$149	$1	$148	NM
NM - Not meaningful.
Other income (expense), net for the three months ended June 30, 2026 changed favorably by $119 million compared to the three months ended June 30, 2025. This change was primarily attributable to net unrealized gains on fair value adjustments related to our strategic investments of $109 million and favorable foreign exchange gains of approximately $34 million, partially offset by a loss of approximately $38 million on an equity method investment reflecting our allocated share of losses on the investments in our unconsolidated joint venture.
Other income (expense), net for the six months ended June 30, 2026 changed favorably by $148 million compared to the six months ended June 30, 2025. This change was primarily attributable to net unrealized gains on fair value adjustments related to our strategic investments of $111 million, favorable foreign exchange gains of approximately $52 million, and an increase of interest and investment income of $46 million, partially offset by a loss of approximately $51 million on an equity method investment reflecting our allocated share of losses on the investments in our unconsolidated joint venture.
Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Provision for income taxes	$62	$48	$14	29%	146	94	$52	55%
Effective tax rate	(11)%	(20)%			(12)%	(18)%
Provision for income taxes for the three months ended June 30, 2026 changed by $14 million, or 29%, compared to the three months ended June 30, 2025. This change was primarily due to a nonrecurring item from 2025. Provision for income taxes for the six months ended June 30, 2026 changed by $52 million, or 55%, compared to the six months ended June 30, 2025. This change was primarily due to an increase in losses before income taxes and the inability to record a tax benefit from deferred tax assets generated.
Liquidity and Capital Resources
Our operations have been financed primarily through net proceeds from sales of our equity securities, including in our IPO, and from borrowings pursuant to our Credit Facilities and the issuances of debt securities. The following table summarizes our principal sources of liquidity for the periods presented (in millions):

	June 30, 2026	December 31, 2025

Cash and cash equivalents	$5,524	$3,127
Marketable securities	15	34
Availability under existing facilities(1)	10,014	3,701
Total liquidity	$15,553	$6,862
____________
(1)Refers to secured commitments under the revolving credit facility and delayed draw term loan agreements.
We have generated significant losses from operations, as reflected in our accumulated deficit of $4.0 billion as of June 30, 2026. Additionally, we have generated significant negative cash flows from investing activities as we continue to support the growth of our CoreWeave Cloud Platform. We anticipate making significant investments for the foreseeable future, including in our infrastructure and go-to-market capabilities, to maintain our leadership and position us to continue to capitalize on the AI revolution. We believe our existing balance of cash and cash equivalents and short-term investments, in addition to amounts available for borrowing under our various debt agreements, will be sufficient to meet our obligations due or anticipated to be due within one year from the date of this Quarterly Report on Form 10-Q, including operating expenses, working capital, and current commitments for capital expenditures. Our future capital requirements may depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled "Risk Factors." We anticipate that future investments may require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders.
Cash Flows

	Six Months Ended June 30,
	2026	2025

	(in millions)
Net cash provided by (used in) operating activities	$3,663	$(190)
Net cash used in investing activities	(14,874)	(3,875)
Net cash provided by financing activities	13,985	4,084

Operating Activities
Net cash provided by operating activities was $3.7 billion for the six months ended June 30, 2026, as compared to net cash used in operating activities of $190 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in cash received from customers and timing of payments for operating expenses.
Investing Activities
Net cash used in investing activities was $14.9 billion for the six months ended June 30, 2026, as compared to $3.9 billion for the six months ended June 30, 2025. The increase was driven by higher capital investments in our infrastructure, including our GPU fleet, networking equipment, servers, switches and other necessary equipment for infrastructure asset compared to the six months ended June 30, 2025.
Financing Activities
Net cash provided by financing activities was $14.0 billion for the six months ended June 30, 2026, as compared to $4.1 billion for the six months ended June 30, 2025. The increase was driven by the issuance of debt and common stock. The increase was partially offset by higher payments on debt.
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
During the six months ended June 30, 2026 and 2025, cash paid for property and equipment was $14.1 billion and $3.9 billion, respectively. We expect to increase, relative to 2025, our investment in our technology and infrastructure, including servers, network equipment, and data center related expenses, to support the growth of our business and our long-term initiatives.
Contractual Obligations
Our significant contractual obligations as of June 30, 2026 consisted of:
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
Refer to Note 3—Investments and Fair Value Measurements, Note 8—Leases, Note 9—Commitments and Contingencies, and Note 10—Debt to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
In April 2026, we issued approximately 9 million shares of our Class A common stock in a private placement at a price of $109.00 per share, for aggregate gross proceeds of $1.0 billion. The par value of the shares issued was recorded to Class A common stock, with the remainder recorded to additional paid-in capital.
Debt Financing
As of June 30, 2026, we had $13.6 billion outstanding under our delayed draw term loan facilities. These delayed draw term loan facilities are collateralized with the assets underlying the contributed contracts and the pledged contractual cash flows, generally from investment grade counterparties. They are drawn as we build infrastructure to support customer requirements, and amortize over time as contracted cash flows are generated in a regular and predictable manner, with excess cash made available to us.
As of June 30, 2026, we had $16.6 billion aggregate outstanding principal amount of Notes composed of the following:
•$2.0 billion aggregate principal amount of 2030 Senior Notes;
•$1.8 billion aggregate principal amount of 2031 9.00% Senior Notes;
•$2.8 billion aggregate principal amount of 2031 9.75% Senior Notes;
•$1.3 billion aggregate principal amount of 2032 9.625% Senior Notes;
•$2.3 billion aggregate principal amount of 2032 EUR Senior Notes;
•$2.6 billion aggregate principal amount of 2031 Convertible Senior Notes;
•$4.0 billion aggregate principal amount of 2032 Convertible Senior Notes.
We have also entered into various agreements with original equipment manufacturers and a software license vendor (the "OEM and Software License Financing Arrangements"), pursuant to which we obtained financing for certain equipment and software license.
Additionally, we had $2.0 billion of available capacity under our $2.5 billion Revolving Credit Facility as of June 30, 2026.
Refer to Note 10—Debt to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 included elsewhere in this Quarterly Report on Form 10-Q for additional information about our debt.
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
Interest Rate Risk
As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $5.5 billion. In addition, we had $1.4 billion of restricted cash and cash equivalents, primarily consisting of bank deposits related to our collateralized loan facility. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We are exposed to interest rate risk related to our outstanding floating rate debt, as a rising interest rate environment may increase the amount of interest paid on these loans. For the three and six months ended June 30, 2026, for every 100-basis point increase or decrease in interest rates, our interest expense could increase or decrease by approximately $30 million and $61 million, respectively, based on the total balance of our outstanding floating rate debt as of June 30, 2026. The level of our interest rate risk is dependent on our debt exposure and is sensitive to changes in the general level of interest rates.
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
Our foreign exchange derivative contracts had a total notional value of $1.8 billion as of June 30, 2026. We estimate that an unfavorable 10% change in the underlying exchange rates would result in unfavorable foreign exchange losses of approximately $180 million, which we expect would be offset by an inverse change in the fair value of the underlying exposure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
As disclosed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting related to the lack of effectively designed, implemented, and maintained IT general controls over applications that support our financial reporting processes; insufficient segregation of duties across financially relevant functions, and lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel and related internal controls. We have also concluded that these material weaknesses continued to exist as of June 30, 2026. The deficiencies identified did not result in a material misstatement to our financial statements.
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

Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information, refer to Note 9—Commitments and Contingencies–Litigation to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•shifts in market-leading technologies away from those offered by our current suppliers that could impact our ability to offer our customers the solutions and services that they are seeking, including due to any potential time, investment and resources that may be required in the future to adjust to use or development of alternatives to NVIDIA GPUs;
•reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including due to supply constraints and increasing costs that we and others in our industry have seen for components such as GPUs, storage and memory components;
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
•impacts on our supply chain and our production costs from increasing demand for storage and memory components that primarily are sourced from a few key suppliers, including the potential that we will be unable to obtain sufficient storage and memory components that we need to provide our solutions and services to our customers;
•impacts on our supply chain from adverse public health developments, including outbreaks of contagious diseases or pandemics; and
•disruptions due to floods, wildfires, earthquakes, storms, and other natural disasters, particularly in countries with limited infrastructure and disaster recovery resources, or regional conflicts.
Our technology infrastructure components suppliers fulfill our supply requirements on the basis of individual purchase orders, which we often place with lead times specified by the specific supplier. We have no control over the lead times demanded by our suppliers to fulfill our supply requirements in the future. Additionally, if such lead times increase in the future for any one or more of our infrastructure components, we may face a supply interruption for necessary components. We currently have a limited number of long-term contracts or arrangements with our suppliers that guarantee capacity or the continuation of any particular payment terms. Accordingly, after individual purchase orders have been completed, our suppliers are generally not obligated to continue to fulfill our supply expectations, and the prices we are charged for their products and, if applicable, services could be increased on short notice. Any inability of or delay by our suppliers to meet our order demands (including due to the suppliers' competing commercial priorities, any geopolitical factors affecting their suppliers, or any other business disruption) could delay or disrupt our ability to procure necessary components. Further, because we often submit purchase orders to our suppliers according to stated lead times and generally order only what we need to fulfill customer requirements, any delay from our suppliers may result in our inability to provide our infrastructure and platform to our customers on a timely basis and fulfill our contractual requirements under our customer contracts. Additionally, our current customers have contractually specified our use of NVIDIA GPUs. If we are required to change suppliers, our ability to meet our obligations to our customers, including scheduled compute access, could be adversely affected and our solutions may not perform, which could cause the loss of sales from existing or potential customers, delayed revenue, or an increase in our costs, which could adversely affect our margins and other financial results. Any production or shipping interruption for any reason, such as a natural disaster, epidemics, pandemics, capacity shortages, quality problems, or strike or other labor disruption at one of our supplier locations or at shipping ports or locations, could adversely affect sales of our solution and services offerings.
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
We lease space in or otherwise license use of third-party data centers located in the United States, Canada, Europe and United Kingdom. Our current business is reliant on these data center facilities. Given that we lease or license our existing data center space, we do not control the operation of these third-party facilities. Consequently, we could be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Our data center facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes, floods, storms, fires, power loss, system failures, computer and other cybersecurity vulnerabilities, physical or electronic break-ins, human error, malfeasance or interference, including by employees, former employees, or contractors, as well as crime, terrorist acts and other catastrophic events. We and the data center facilities we lease space in or license use of have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including availability or sufficiency of power, infrastructure changes, and capacity constraints, occasionally due to an overwhelming number of customers accessing our infrastructure simultaneously. Our third-party data centers and network infrastructure may also be subject to cybersecurity attacks, including supply chain attacks, due to the actions of outside parties or human error, malfeasance, insider threats, system errors or vulnerabilities, insufficient cybersecurity controls, a combination of these, or otherwise, which may cause service outages and otherwise impact our ability to provide our solutions and services. While we review the security measures of our third-party data centers, we cannot ensure that these measures will be sufficient to prevent a cybersecurity attack or to protect the continued operation of our platform in the event of a cybersecurity attack, and any impact to our solutions and services may also impact our business, operating results, financial condition, and prospects. Data center facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, litigation to stop, limit, or delay operations, and other legal challenges, including by government agencies seeking to gain access to customer accounts for law enforcement or other reasons. In addition, while we have entered into various agreements for the lease of data center space, equipment, maintenance, and other services, those third parties could fail to deliver on their contractual obligations under those agreements, including agreements to provide us with certain data, equipment, and utilities information required to run our business, such as the delays that we announced in November 2025 with respect to the delivery of certain data centers to be provided by a third-party data center provider. Any failure by our third-party data center providers to timely deliver on their agreements with us would have an adverse effect on our business, operating results, financial condition, and prospects. Furthermore, we may require the data centers we lease to have certain highly specific attributes in order to effectively run our business. For example, our state-of-the art data centers may also require networking equipment, high-speed interconnects, enhanced access to power, and liquid cooling infrastructure. In some cases, these third-party data centers are required to undergo extensive retrofitting and improvement efforts, including to incorporate novel developments in our industry, which are time consuming, expensive, and less efficient than if we were to lease from spaces already designed for our operations, and which may not ultimately be successful in meeting all of our requirements. If third parties fail to successfully deliver on such performance requirements, our ability to maintain the performance of our network would be negatively impacted.
Other factors, many of which are beyond our control, that can affect the delivery, performance, and availability of our platform include:
•changing sentiment by government regulators relating to data center development, including in response to public concerns regarding electricity and water use, environmental impact and development, which may result in restrictive government regulation or otherwise impact the future construction, development or operation of additional data centers;
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

•our ability to enter into data center agreements and leases or enter into data center acquisition agreements or joint venture agreements according to our business needs and on terms and with counterparties acceptable to us; and
•our data center partners' ability to procure requisite financing on acceptable terms to finance the construction and build-out of our leased sites.
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
We were founded in September 2017, launched our CoreWeave Cloud Platform in 2020, and have experienced significant growth in a short period of time. Our revenue was $2.6 billion and $1.2 billion for the three months ended June 30, 2026 and 2025, respectively, and $4.7 billion and $2.2 billion for the six months ended June 30, 2026 and 2025, respectively. Investors should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our revenue may stop increasing or may decrease in the future. Even if our revenue continues to increase, our revenue growth rate is expected to decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue will depend on a number of factors, including but not limited to our ability to:
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
A substantial portion of our revenue is driven by a limited number of customers. We recognized an aggregate of approximately 36%, 26%, and 10% of our revenue from our top three customers for the three months ended June 30, 2026, with no other customer representing 10% or more of our revenue for that period. We recognized an aggregate of approximately 71% of our revenue from our top customer for the three months ended June 30, 2025, with no other customer representing 10% or more of our revenue for that period. In May 2025, we entered into a master services agreement with OpenAI OpCo, LLC ("OpenAI") and in September 2025, we entered into an order form under this master services agreement pursuant to which OpenAI committed to pay us up to approximately $6.5 billion through May 31, 2031 and, as a result, we expect OpenAI to be a significant customer in future periods. Similarly, in March 2026, we entered into an order form under an existing master services agreement pursuant to which Meta Platforms, Inc. (“Meta”) initially committed to pay us up to approximately $21.0 billion (inclusive of access to new computing capacity through December 20, 2032 and the exercise of an existing option to access additional computing capacity through April 10, 2032) and, as a result, we also expect Meta to be a significant customer in future periods. We expect that our customer concentration with a limited number of top customers is likely to continue in future years because of the long-term nature of contracts with those customers. Any negative changes in demand from our top customers or the perception of negative changes in demand from our top customers, in their ability or willingness to perform under their contracts with us, in laws or regulations applicable to these customers or the regions in which they operate, or in our broader strategic relationship with these customers, or any failures or alleged or perceived failures to satisfy contractual requirements, would adversely affect our business, operating results, financial condition, and prospects.
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
Additional financing may not be available on terms favorable to us, if at all. If adequate financing is not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, financial condition, and prospects. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. There are a limited number of providers of debt, convertible debt, and equity financing and if other companies are able to offer better risk and return profiles to such parties, we may not be able to raise sufficient funds through debt, convertible debt, and equity financing in the future. Further, the current or future global macroeconomic environment could make it more difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of recently-public companies have been highly volatile as a result of multiple factors including, the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, inflation and stagflation, interest rate volatility, domestic and foreign regulatory uncertainty, disruption of global energy supplies and increases in global energy prices, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, changing appetites for risk by investors, actual or perceived instability in the banking system, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations. Even if we are able to raise such capital, we cannot guarantee that we will deploy it in such a fashion that allows us to achieve better operating results or grow our business.
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
•availability of suitable sites with access to all of the features that are needed for a successful data center, such as access to power; and
•other delays stemming from the difficulties of large development and construction projects involving expensive technology.

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
Conditions in our market could change rapidly and significantly as a result of technological advancements, including but not limited to increased advancements and proliferation in the use of AI and high performance computing, partnerships between or acquisitions by our competitors, or continuing market consolidation, including consolidation of potential or existing customers with our competitors. New entrants that successfully enter into our market in the future could compete effectively against us, Some of our competitors have recently made or could make acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions and services than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue, gross margin and operating margin, increased net losses, and loss of market share.
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
We and our third-party providers, face network or data security incidents from time to time and a network or data security incident against us, or our third-party providers, whether actual, alleged, or perceived, could harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, financial condition, and prospects.
Companies are subject to an increasing number, and wide variety, of attacks on their networks on an ongoing basis. Traditional computer "hackers," malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud or bad actors, theft or misuse, denial of service attacks, misconfigurations, bugs, or other vulnerabilities in commercial software that is integrated into our (or our suppliers' or service providers') IT systems, and sophisticated nation-state sponsored actors engage in cyber intrusions and attacks that create risks for our infrastructure and the data, including personal information, which it hosts and transmits. State-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts. Additionally, bad actors increasingly utilize AI-based tools to execute sophisticated attacks at a low cost to them, creating unprecedented cybersecurity challenges, particularly where, for example, such tools are exploited by third parties to breach our or other parties' systems, including when such technologies are used to target or impersonate our employees in order to gain unauthorized access to our systems. As these AI-based tools become more advanced, the risks and uncertainties that we face from network or data security incidents increase exponentially and may require us to invest in additional defensive capabilities. We may be a valuable target for cyberattacks given our size, increased awareness of our company since our initial public offering and the critical data which we host and transmit.
Although we have implemented security measures designed to prevent such attacks, including mandating training for our employees, continuing to hire personnel with cybersecurity expertise, and reviewing our third-party providers' security measures, we cannot guarantee that such measures will operate effectively to protect our and our third-party providers' infrastructure, systems, networks, and physical facilities from breach due to the actions of outside parties or human error, malfeasance, insider threats, system errors or vulnerabilities, insufficient cybersecurity controls, a combination of the foregoing, or otherwise, and as a result, unauthorized parties have, in the past, and may, in the future, obtain access to our, our third-party providers' or our customers' systems, networks, or data. The techniques used to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently and are often unrecognizable until launched against a target, and therefore we may be unable to anticipate these techniques and implement adequate preventative measures. Our servers may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Protecting our own assets has become more expensive and these costs may increase as we gain more assets and as the threat landscape increases, including as a result of bad actors misusing AI. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. These risks are exacerbated by developments in generative AI. A breach in our or our third-party providers' data security or an attack against our platform could and have impacted our infrastructure and systems, creating system disruptions or slowdowns and providing access to malicious parties to information hosted and transmitted by our infrastructure, resulting in data, including the data of our customers, being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and reputational harm and adversely affect our financial condition. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. If compromised, our own systems could be used to facilitate or magnify an attack. Further, the increase in remote work by companies and individuals in recent years has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. Finally, we have acquired and expect to continue to acquire companies with cybersecurity vulnerabilities or unsophisticated security measures, which exposes us to significant cybersecurity, operational and financial risks.
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
We incurred net losses of $626 million and $290 million for the three months ended June 30, 2026 and 2025, respectively, and we may not achieve or, if achieved, sustain profitability in the future. As of June 30, 2026, we had an accumulated deficit of $4.0 billion. While we have historically experienced significant growth in revenue over the last three years, we cannot predict whether we will maintain this level of growth or when we will achieve positive net income. We also expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, continuing to invest in the technology infrastructure underlying our platform and data center expansion, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations and new verticals, which will negatively affect our gross margins and operating results if our total revenue does not increase.
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
We have a limited history selling access to our AI infrastructure cloud services and proprietary managed software and application services through our CoreWeave Cloud Platform under our current business model and we are continuing to scale our operations and evolve our go-to-market strategy. We currently sell access to our platform either through committed contracts, which are take-or-pay, or on-demand, which are pay-as-you-go. Committed contracts generally have a predetermined term and start either on a fixed date or when we deliver the capacity specified in the contract. For each of the three months ended June 30, 2026 and 2025, committed contracts accounted for 98% of our revenue. There is no guarantee that in the future customers will continue to be willing to enter into, and that the industry will continue to support, a take-or-pay model, and any move towards a pay-as-you-go and other consumption-based models will impact our ability to forecast our expected cash flows and operating results, impact our margins, and affect our business, operating results, financial condition, and prospects. Moreover, our committed contracts typically include a prepayment from our customers prior to them receiving access to our services. As of December 31, 2025, 2024, and 2023, the weighted-average prepayment across all our active contracts was 15% to 25% of the TCV. The level of prepayments we receive from customers may fluctuate over time as we continue to scale our operations and evolve our go-to-market strategy, customer base, and the use cases for our platform. Moreover, any changes in the timing or level of customer payments, including prepayments, would impact our cash flows. Furthermore, scaling our operations and evolving our go-to-market strategy may take more time and require more effort to implement than anticipated and may have results that are difficult to predict which could result in decreased revenue from our customers and could affect our ability to achieve profitability. Our business and pricing models have not been fully proven, and we have only a limited operating history with our current business and pricing models to evaluate our business and prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. Moreover, our historical revenue growth should not be considered indicative of our future performance.
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

In order to successfully scale our current top-down sales model and as AI use cases expand, we may need to increase the size of our direct sales force, both in the United States and outside of the United States, while preserving the cultural and mission-oriented elements of our company. If we do not hire a sufficient number of qualified sales personnel or if the sales personnel that we retain are not coordinated to achieve our goals, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, particularly in light of our current sales model, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. In addition, we have invested, and may need to continue investing, significant resources in our sales operations to enable our sales organization to run effectively and efficiently, including supporting sales strategy planning, sales process optimization, data analytics and reporting, and administering incentive compensation arrangements. Furthermore, hiring personnel in new countries requires additional setup and upfront costs that we may not recover if those personnel fail to achieve full productivity in a timely manner. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. We periodically make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure and implement the compensation of our sales organization may be disruptive or may not be effective and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business, operating results, financial condition, and prospects may be significantly harmed.
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
Although we currently generate the majority of our revenue from large, established customers in the AI industry, we intend to increase the number of our customers over time, including customers in their early stages and/or private companies that may have increased risk of insolvency, bankruptcy, or other issues impacting their creditworthiness. For example, in April 2026, we announced that Jane Street, a private company, had committed approximately $6.0 billion to use our AI cloud platform. Other significant customers include Microsoft and OpenAI. Our business is, and may in the future be, subject to the risks of non-payment and non-performance by these customers, which risk is heightened given that a substantial portion of our revenue is currently, and is expected for the foreseeable future to be, driven by a limited number of customers. We manage our exposure to credit risk through receipt of prepayments under our committed contracts, credit analysis and monitoring procedures, and may use letters of credit, prepayments, and guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, it could negatively affect our business, operating results, financial condition, and prospects. In addition, some of our customers may be highly leveraged and subject to their own operating, financial and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience risks of non-payment and non-performance in our dealings with such parties. In such event, we may have excess capacity and may remain responsible for expenditures for components, infrastructure, and data center leases and build-outs, as well as related financing that we have undertaken for which we may not receive corresponding revenue. No assurance can be made that customers that we believe to be credit-worthy will continue to be credit-worthy in the future. We do not currently maintain credit insurance to insure against customer credit risk. If our customers fail to fulfill their contractual obligations, it may have an adverse effect on our business, operating results, financial condition, and prospects.
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
We have also invested, including in the form of providing computing services, in certain privately-held companies, and we may not realize a return on these investments. All of our acquisitions and venture investments are subject to a risk of partial or total loss of investment capital.
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
In addition, if we are unsuccessful at integrating existing and future acquisitions, or the technologies and personnel associated with such acquisitions, into our company, the business, operating results, financial condition, and prospects of the combined company could be adversely affected. For example, in November 2025, we acquired Monolith AI Limited, a pioneer in applying artificial intelligence and high performance computing to solve complex physics and engineering challenges. There can be no assurance that we will be successful in our efforts to integrate Monolith AI Limited, its employees, and its products into our platform. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting (including goodwill) charges. Additionally, integrations could take longer than expected, or we may fail to achieve the desired efficiencies.
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
We currently lease all of our existing data centers and offices. We also have an ownership stake in a joint venture that is developing a multi-phase data center campus in Kenilworth, New Jersey. In the future, we could make additional acquisitions that include real property. As a result of our ownership stake in the Kenilworth, New Jersey joint venture and any future acquisition, we are subject to the general risks associated with the ownership of real property, including:
•changes in governmental laws and regulations, such as the Americans with Disabilities Act and local zoning ordinances, as well as changes made in response to public concerns regarding electricity and water use, environmental impact and development, which changes may result in restrictive government regulation, additional compliance costs, or may otherwise impact the future construction, development or operation of additional data centers;
•increased upfront costs of purchasing real property;
•the ongoing need for additional operation support, including repair, maintenance and capital improvements;
•damages or losses resulting from natural disasters, including earthquakes, storms, wildfires and floods, and acts of war or terrorism;
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
We have in the past, and may in the future, enter into joint ventures, including to develop and operate data centers. Certain sites that are intended to be utilized in joint ventures require investment for development. For example, in June 2025, we entered into a joint venture with a third-party infrastructure developer, to support the acquisition and development of a multi-phase data center campus in Kenilworth, New Jersey. The success of these joint ventures will also depend, in part, on the successful development of the data center sites, and we may not realize all of the anticipated benefits. Such development may be more difficult, time-consuming, or costly than expected and could result in increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy, which could materially impact our business, operating results, financial condition, and prospects. Additionally, if it is determined these sites are no longer desirable for the joint ventures, we would need to adapt such sites for other purposes.
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
The construction, expansion, retrofitting, and operation of data center facilities require specialized labor, including electricians, mechanical engineers, HVAC technicians, commissioning specialists, and other skilled personnel. The availability of such labor may be constrained due to labor shortages, increased competition, union requirements, retirements, lack of specialized training programs for new workers, or regional labor market conditions. Any inability to secure sufficient skilled labor on acceptable terms could delay the completion of new data center projects, increase costs, negatively affect build quality, or impair our ability to timely deploy capacity, which could adversely affect our business, operating results, financial condition, and prospects.
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
Moreover, many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team, sales team, data center technicians, or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees' inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
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
Third parties have claimed and may, in the future, claim, that our current or future offerings infringe their intellectual property rights, and such claims have resulted and may result in legal claims against us, our third-party partners, and our customers. These claims may be time consuming, costly to defend or settle, damage our brand and reputation, harm our customer relationships, and create liability for us. Contractually, we are generally expected to indemnify our partners and customers for certain expenses or liabilities such parties have incurred with respect to these types of claims. We expect the number of such claims (whether warranted or not) to increase, particularly as a public company with an increased profile and visibility, as the level of competition in our market grows, as the functionality of our offerings overlaps with that of other cloud infrastructure companies, and as the volume of issued hardware and software patents and patent applications continues to increase. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.
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
For example, government authorities have in the past sought to restrict data center development based on environmental considerations and have imposed moratoria on data center development, such as the moratorium on the development of data centers using 50 megawatts of power or more in the State of New York that was announced in July 2026. Government authorities have also cited concerns about energy usage, required new data centers to meet energy efficiency requirements, or regulated the use of power by large energy consumers. We may face higher costs from any laws imposing moratoria on data center development, requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements.
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
The material weaknesses identified pertained to the lack of effectively designed, implemented, and maintained IT general controls over applications that support our financial reporting processes, insufficient segregation of duties across financially relevant functions, and lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel, and related internal controls. We have also concluded that these material weaknesses continued to exist as of June 30, 2026.
As of June 30, 2026, we have taken and will continue to take action to remediate these material weaknesses, including:
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

We may not be able to fully remediate these material weaknesses until these steps have been completed and the internal controls have been operating effectively for a sufficient period of time. This evaluation process, including testing the effectiveness of the remediation efforts, is expected to continue for the remainder of 2026. Additionally, as stated above, we have not performed an evaluation of our internal control over financial reporting; accordingly, we cannot ensure that we have identified all, or that we will not in the future have additional, material weaknesses. Further, we have recently acquired a number of businesses and may continue to acquire other businesses and an acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the year ending December 31, 2026.
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

We are subject to U.S. federal, state, and local income taxes, sales, and other taxes in the United States and income taxes, withholding taxes, transaction taxes and other taxes in numerous foreign jurisdictions. The determination of our worldwide provision for income taxes requires significant judgment by management in evaluating our tax positions and there are activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws or regulations in the United States or in other jurisdictions in which we operate. We currently benefit, and may continue to benefit, from government-provided tax incentives made available by state and local authorities in connection with our operations and investment activities. Legislative, regulatory, or policy changes could reduce, eliminate, or terminate these incentives. Some of our tax incentives include conditions, and if we cannot, or elect not to, comply with the conditions related to those tax incentives, we may lose the related tax incentive and could be required to refund previously realized material tax benefits. Any of these changes could increase our costs and adversely affect our financial condition, results of operations, and cash flows.
An example of a legislative change was the One Big Beautiful Bill Act ("OBBBA") enacted in July 2025 that had a significant impact on our effective tax rate for the third quarter of 2025. It contains tax provisions, such as the permanent extension or revision of certain expiring provisions of the Tax Cuts and Jobs Act enacted in 2017, as well as modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Among other items, the tax law changes will impact us by changing the timing and amount of certain tax deductions, depreciation expense, U.S. domestic R&D expenditures and interest expense. The legislation has multiple effective dates, with certain provisions effective now and others to be implemented through 2027. The issuance of additional regulatory or accounting guidance related to the OBBBA or other executive or Congressional actions in the United States or globally could materially affect our tax obligations and significantly impact our effective tax rate in the period such guidance is issued or such actions take effect. In addition, the Organization for Economic Cooperation and Development ("OECD") has issued Pillar Two model rules, introducing a new global minimum tax of 15%. While the United States has not adopted Pillar Two, other countries have enacted such legislation or are considering implementation. Given the scope of our foreign operations, Pillar Two has not increased our global tax costs. On January 5, 2026, the OECD released a comprehensive package for a "side-by-side arrangement" with respect to Pillar Two. Notably, once adopted, this new guidance will prevent other countries from imposing tax on the U.S. profits of American companies. We will continue to monitor U.S. and international legislative developments, including further announcements on the side-by-side arrangement, to assess any potential impacts on our operations.
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
We have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2026, our total indebtedness was $35.6 billion and we had $10.0 billion of undrawn availability under our Revolving Credit Facility, DDTL 3.0 Facility, DDTL 4.0 Facility (as defined below), and DDTL 5.0 Facility (as defined below). In July

2023, CoreWeave Compute Acquisition Co. II, LLC, our direct, wholly owned subsidiary, entered into the DDTL 1.0 Facility providing for up to $2.3 billion in delayed draw term loans. In May 2024, CoreWeave Compute Acquisition Co. IV, LLC, our direct, wholly owned subsidiary, entered into the DDTL 2.0 Facility providing for up to $7.6 billion in delayed draw term loans. In September 2025, we further amended the DDTL 2.0 Facility by entering into the DDTL 2.1 Facility to create a new tranche of delayed draw term loan facility up to $3.0 billion and extend the draw period for new borrowings to March 2026. In July 2025, CoreWeave Compute Acquisition Co. V, LLC, our direct, wholly owned subsidiary, and CoreWeave Compute Acquisition Co. VII, LLC, our indirect subsidiary, entered into the DDTL 3.0 Facility providing for up to $2.6 billion in delayed draw term loans. On March 30, 2026, CoreWeave Compute Acquisition Co. VIII, LLC, our indirect subsidiary, entered into the DDTL 4.0 Facility providing for an $8.5 billion delayed draw term loan facility (the "DDTL 4.0 Facility"). On May 15, 2026, CoreWeave Financing DDTL V, LLC, our indirect subsidiary, entered into the DDTL 5.0 Facility, providing for a $3.1 billion delayed draw term loan facility (the “DDTL 5.0 Facility”, and together with the DDTL 1.0 Facility, the DDTL 2.0 Facility, the DDTL 2.1 Facility, the DDTL 3.0 Facility, and the DDTL 4.0 Facility, the "DDTL Facilities"). All obligations under the DDTL Facilities, other than the DDTL 4.0 Facility, are unconditionally guaranteed by us. The DDTL 4.0 Facility is non-recourse, except for limited guarantees related to customary non-recourse carve-out obligations. In November 2025, we amended our Revolving Credit Facility to increase its capacity to $2.5 billion, to modify certain covenant metrics, and to extend its maturity to November 2029 (together with the DDTL Facilities, the "Credit Facilities"). As of June 30, 2026, we had entered into the OEM and Software License Financing Arrangements and obtained financing for certain equipment and software licenses with an outstanding balance of $5.1 billion. In May 2025, we issued $2.0 billion in aggregate principal amount of 2030 Senior Notes. In July 2025, we issued $1.8 billion in aggregate principal amount of 2031 9.00% Senior Notes. In December 2025, we issued $2.6 billion in aggregate principal amount of 1.75% Convertible Senior Notes due 2031 (the "2031 Convertible Senior Notes"). In April 2026, we issued $2.8 billion in aggregate principal amount of 9.750% Senior Notes due 2031 (the "2031 9.75% Senior Notes") and $4.0 billion in aggregate principal amount of 1.75% Convertible Senior Notes due 2032 (the “2032 Convertible Senior Notes”). In June 2026, we issued $1.3 billion in aggregate principal amount of 9.625% Senior Notes due 2032 (the "2032 9.625% Senior Notes") and €2.0 billion in aggregate principal amount of euro-denominated 8.500% Senior Notes due 2032 (the "2032 EUR Senior Notes" and, together with the 2032 9.625% Senior Notes, the "2032 Senior Notes" and, together with the 2030 Senior Notes, the 2031 9.00% Senior Notes, the 2031 9.75% Senior Notes, the 2031 Convertible Senior Notes, and the 2032 Convertible Senior Notes, the "Notes"). The Notes are guaranteed on a senior unsecured basis by certain of our wholly-owned subsidiaries and certain of our future direct and indirect wholly owned domestic restricted subsidiaries that guarantee the Revolving Credit Facility.
In addition to our substantial debt, we lease all of our data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of June 30, 2026, we recorded operating lease liabilities of $16.3 billion, which represent our obligation to make lease payments under those lease arrangements. Subject to the limits contained in the credit agreements that govern our Credit Facilities and the indentures that govern the Notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
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

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. For the six months ended June 30, 2026, our cash flows dedicated for debt service requirements totaled approximately $6.2 billion, consisting of $5.2 billion of principal payments and $982 million of interest payments, inclusive of $176 million related to capitalized interest. For the six months ended June 30, 2026, our net cash provided by operating activities was $3.7 billion, which includes interest paid, net of capitalized amounts of $806 million. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Further, any refinancing or restructuring of our indebtedness could be at higher interest rates, may cause us to incur debt extinguishment costs, and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness to be due and payable and/or elect to exercise other rights, such as the lenders under our Revolving Credit Facility terminating their commitments thereunder and ceasing to make further loans or the lenders under our DDTL Facilities instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our business, operating results, financial condition, and prospects.
Additionally, financing through debt has historically been an important source of additional capital for us, and we intend to continue to use debt as a source of financing in the future. As such, we and our subsidiaries are able to incur additional debt and may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. Our existing debt agreements restrict our ability to incur additional indebtedness, including secured indebtedness, but if those restrictions are waived, or the Facilities or Notes mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness. If we were to assume debt in connection with an acquisition of a company or line of business, we may have limited or no ability to negotiate the restrictions and covenants included in the agreements or instruments providing for such debt, and such restrictions and covenants may require us to change how we operate and, therefore, could have a material adverse effect on us.
Furthermore, the majority of the debt under our Credit Facilities bears interest at variable rates, the majority of which is unhedged. If interest rates associated with our floating rate debt (e.g., SOFR) increase, our debt service obligations on our Credit Facilities would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, an increase in interest rates both for our existing floating rate debt and for prevailing market interest rates could adversely affect our future ability to obtain financing, materially increase the cost of any additional financing, and could materially and adversely affect our stock price.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. As of June 30, 2026, our Co-Founders collectively hold all of the issued and outstanding shares of our Class B common stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, our Co-Founders collectively continue to control a significant percentage of the combined voting power of our common stock, which voting power may increase over time upon the exercise or settlement and exchange of equity awards held by our Co-Founders pursuant to their equity exchange rights which provide each Co-Founder with the right (but not obligation) to require us to exchange, for shares of our Class B common stock, any shares of our Class A common stock received by him upon the exercise or settlement of equity awards for shares of our Class A common stock granted prior to September 2024. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

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
In many jurisdictions there is an increasing focus from certain regulators, investors, employees, customers, and other stakeholders on corporate responsibility, including environmental, social, and governance ("ESG") matters both in the United States and internationally. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies, practices, disclosures or performance relating to corporate responsibility are inadequate. The rapid growth of AI has also resulted in increasing scrutiny of the environmental impacts associated with the development and operation of AI systems and the data center infrastructure that supports them. These impacts may include substantial energy demand and associated greenhouse gas emissions, water consumption associated with certain cooling technologies, land use, and reliance on critical minerals and rare elements in data center equipment. Certain stakeholders are calling for greater transparency regarding these impacts, including more detailed disclosures regarding energy and water usage and greenhouse gas emissions. Although we have established sustainability goals and initiatives to mitigate the environmental impacts of our operations, we may face reputational damage in the event that we do not meet the sustainability or ESG standards set by various constituencies or fail, or are perceived to fail, in our achievement of our sustainability goals, initiatives, or commitments. The methodologies, assumptions and data used to measure environmental impacts, including impacts attributable to AI workloads may be incomplete, inconsistent or subject to change, which could make it difficult to provide comparable or sufficiently granular information. Customers may request detailed sustainability data from us or may request that we align with their sustainability targets and initiatives. Responding to these requests may require significant time and resources.
Our sustainability initiatives, goals, or commitments could be difficult to achieve or costly to implement. Moreover, compliance with existing and future sustainability disclosure and ESG requirements in jurisdictions in which we operate could require the dedication of significant time and resources. Such disclosure requirements include, among others, California’s greenhouse gas emissions and climate-related financial-risk disclosure laws (California Senate Bills 253 and 261); the European Union's Corporate Sustainability Reporting Directive (CSRD) and Corporate Sustainability Due Diligence Directive (CSDDD); the United Kingdom's Streamlined Energy and Carbon Reporting (SECR) framework; and Spain's Royal Decree 214/2025. These and other requirements may be subject to further legislation, judicial challenge and delays, amendments or changes in scope or interpretation, creating uncertainty regarding whether and how they apply to us. Our ability to meet stakeholder expectations is also subject to external factors outside of our control including the ability and willingness of our suppliers to reduce emissions and the advancement of new emission reducing technologies. In addition, global customers and investors often rely on third-party ESG rating systems for procurement, investment and other decisions. The criteria used in the ratings may be opaque, inconsistent, subject to differing interpretations, or change without notice. Thus, we cannot predict how these third parties will score us and do not have any assurance that they will score us or other companies accurately or that we will be able to score well should such criteria change.
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
On April 24, 2026, we issued 1,924,901 shares of our Class A common stock to certain former holders of shares of Monolith AI Limited in connection with the acquisition of Monolith AI Limited, which closed on November 5, 2025, in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The shares were issued at a price of $106.61 per share, which was calculated based on the 11-trading day volume weighted average sales price of our Class A common stock ending on the third trading day prior to April 24, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
    Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) Director and Officer Trading Arrangements
During the three months ended June 30, 2026, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K (each, a "Rule 10b5-1 Plan").
As previously disclosed, on March 5, 2026, Brannin McBee, our Chief Development Officer, entered into a Rule 10b5-1 Plan (the "March McBee Plan") providing for the potential sales of certain shares of our Class A common stock. On May 11, 2026, Brannin McBee, our Chief Development Officer, entered into a Rule 10b5-1 Plan (the "May McBee Plan") providing for the potential sale of up to (a) 59,234 shares of our Class A common stock directly held by Mr. McBee and 1,632,766 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock directly held by Mr. McBee, subject to reduction based on the quantity of certain shares that may be sold pursuant to the March McBee Plan, (b) 300,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by Mr. McBee's spouse, subject to reduction based on the quantity of certain shares that may be sold pursuant to the March McBee Plan, (c) 300,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Brannin J. McBee 2022 Irrevocable Trust, of which Mr. McBee's spouse and minor child are beneficiaries and for which Mr. McBee's spouse is trustee, subject to reduction based on the quantity of certain shares that may be sold pursuant to the March McBee Plan, (d) 36,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2024 Irrevocable Trust LLC, of which Mr. McBee and his minor child are beneficiaries, subject to reduction based on the quantity of certain shares that may be sold pursuant to the March McBee Plan, (e) 6,000 shares of our Class A common stock directly held by the Canis Major SM Trust, an irrevocable trust with a third-party trustee, of which Mr. McBee’s minor child is beneficiary, subject to reduction based on the quantity of certain shares that may be sold pursuant to the March McBee Plan, (f) 18,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2025 Family Trust LLC, of which Mr. McBee serves as manager, subject to reduction based on the quantity of certain shares that may be sold pursuant to the March McBee Plan, (g) 18,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Minor 2025 Family Trust LLC, of which Mr. McBee serves as manager, subject to reduction based on the quantity of certain shares that may be sold pursuant to the March McBee Plan, (h) 480,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2025 GRAT, of which Mr. McBee is the sole trustee and beneficiary, subject to reduction based on the quantity of certain shares that may be sold pursuant to the March McBee Plan, and (i) 150,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Minor 2025 GRAT, of which Mr. McBee’s spouse is the sole trustee and beneficiary, subject to reduction based on the quantity of certain shares that may be sold pursuant to the March McBee Plan, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the May McBee Plan, between an estimated start date of August 31, 2026 and November 18, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the May McBee Plan or the occurrence of certain events set forth therein. The May McBee Plan is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act.

On May 13, 2026, Kristen McVeety, our General Counsel and Corporate Secretary, entered into a Rule 10b5-1 Plan (the "McVeety Plan") providing for the potential sale of up to (a) 390,000 shares of our Class A common stock issuable upon the exercise of stock options held by Ms. McVeety, and (b) 8,710 shares of our Class A common stock to be received by Ms. McVeety upon the future vesting and settlement of RSUs, in each case, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the McVeety Plan, between an estimated start date of September 1, 2026 and February 26, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the McVeety Plan or the occurrence of certain events set forth therein. The McVeety Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the McVeety Plan, can only be determined upon the occurrence of the future vesting events. The McVeety Plan is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold to satisfy tax withholding obligations upon future vesting events.
On May 29, 2026, Chen Goldberg, our Executive Vice President, Product & Engineering, entered into a Rule 10b5-1 Plan (the "Goldberg Plan") providing for the potential sale of up to (a) 24,247 shares of our Class A common stock directly held by Ms. Goldberg, and (b) 182,151 shares of our Class A common stock to be received by Ms. Goldberg upon the future vesting and settlement of RSUs, in each case, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Goldberg Plan, between an estimated start date of August 31, 2026 and June 30, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Goldberg Plan or the occurrence of certain events set forth therein. The Goldberg Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the Goldberg Plan, can only be determined upon the occurrence of the future vesting events. The Goldberg Plan is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold to satisfy tax withholding obligations upon future vesting events.
On June 3, 2026, Karen Boone, a member of our board of directors, entered into a Rule 10b5-1 Plan (the "Boone Plan") providing for the potential sale of up to 7,500 shares of our Class A common stock directly held by Ms. Boone, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Boone Plan, between an estimated start date of September 2, 2026 and December 31, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Boone Plan or the occurrence of certain events set forth therein. The Boone Plan is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act.
As previously disclosed, on March 3, 2026, Jack Cogen, a former member of our board of directors, entered into a Rule 10b5-1 Plan (the "March Cogen Plan") providing for the potential sale of up to 6,000,000 shares of our Class A common stock directly held by CW Holding 987 LLC, of which Mr. Cogen was the managing member. The March Cogen Plan was terminated on June 5, 2026.
On June 18, 2026, Jon Jones, our Chief Revenue Officer, entered into a Rule 10b5-1 Plan (the "Jones Plan") providing for the potential sale of up to 55,633 shares of our Class A common stock to be received by Mr. Jones upon the future vesting and settlement of RSUs, in each case, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Jones Plan, between an estimated start date of October 13, 2026 and March 1, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Jones Plan or the occurrence of certain events set forth therein. The Jones Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares sold to satisfy applicable tax obligations. The number of shares to be sold, and therefore the exact number of shares to be sold pursuant to the Jones Plan, can only be determined upon the occurrence of the future vesting events. The Jones Plan is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be sold to satisfy tax withholding obligations upon future vesting events.

Item 6. Exhibits

Exhibit Number	Description of document	Form	File No.	Number	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	S-8	333-286640	3.1	April 18, 2025
3.2	Amended and Restated Bylaws	S-8	333-286640	3.2	April 18, 2025
4.1	Senior Notes Indenture, dated as of April 14, 2026, by and among CoreWeave, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42563	4.1	April 14, 2026
4.2	Form of 9.750% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1).	8-K	001-42563	4.2	April 14, 2026
4.3	Convertible Notes Indenture, dated as of April 14, 2026, by and among CoreWeave, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42563	4.3	April 14, 2026
4.4	Form of 1.75% Convertible Senior Note due 2032 (included as Exhibit A to Exhibit 4.3).	8-K	001-42563	4.4	April 14, 2026
4.5	First Supplemental Indenture, dated as of April 21, 2026, by and among CoreWeave, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42563	4.1	April 21, 2026
4.6	Indenture, dated as of June 18, 2026, by and among CoreWeave, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, governing the 9.625% Senior Notes due 2032.	8-K	001-42563	4.1	June 18, 2026
4.7	Form of 9.625% Senior Notes due 2032 (included as Exhibit A to Exhibit 4.6).	8-K	001-42563	4.2	June 18, 2026
4.8	Indenture, dated as of June 18, 2026, by and among CoreWeave, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, U.S. Bank Europe DAC, as registrar and transfer agent, and U.S. Bank Europe DAC, UK Branch, as paying agent, governing the 8.500% Senior Notes due 2032.	8-K	001-42563	4.3	June 18, 2026
4.9	Form of 8.500% Senior Notes due 2032 (included as Exhibit A to Exhibit 4.8).	8-K	001-42563	4.4	June 18, 2026
10.1	Form of Base Capped Call Confirmation dated April 9, 2026.	8-K	001-42563	10.1	April 14, 2026
10.2	Form of Additional Capped Call Confirmation dated April 10, 2026.	8-K	001-42563	10.2	April 14, 2026

10.3†^	Credit Agreement between CoreWeave Financing DDTL V, LLC, U.S. Bank National Association, as depository bank, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, Morgan Stanley Senior Funding, Inc. and MUFG Bank, Ltd., as coordinating lead arrangers and joint bookrunners, and other lenders party thereto, dated May 15, 2026.	8-K	001-42563	10.1	May 18, 2026
10.4^	Parent Guarantee and Pledge Agreement signed by CoreWeave, Inc., CW Financing DDTL V Holdco, LLC, and U.S. Bank Trust Company, National Association and for the benefit of the lenders, dated May 15, 2026.	8-K	001-42563	10.2	May 18, 2026
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
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COREWEAVE, INC.

Date: August 11, 2026	By:	/s/ Michael Intrator
Michael Intrator
Chief Executive Officer and President

Date: August 11, 2026	By:	/s/ Nitin Agrawal
Nitin Agrawal
Chief Financial Officer