Form 10-Q
period 2026-09-30
CoreWeave, Inc.
filed 2026-11-12
CIK 1769628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒

As of October 30, 2026, CoreWeave, Inc. had outstanding 465,847,732 shares of Class A common stock, 90,277,992 shares of Class B common stock, and 0 shares of Class C common stock, each with a par value of $0.000005.

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
•our expectations regarding the sufficiency of our liquidity to meet our obligations, our anticipation that future investments will require significant debt and/or equity financing, and our ability to raise additional capital, including our ability to enter into new efficient financing structures;
•our plans to repay, redeem, repurchase, or refinance existing indebtedness and to raise additional debt, convertible debt, or equity financing, and our expected use of the net proceeds from such financings;
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
•general economic conditions in the United States and globally, including higher interest rates, the effects of global geopolitical conflicts, inflation, tariffs, trade controls, any instability in the global banking sector, and foreign currency exchange rates;
•our ability to operate and grow our business in light of macroeconomic uncertainty;
•our estimates of development costs, methods of funding those costs, and maximum funding exposure for construction and development costs for our joint ventures related to our data center development plans;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

COREWEAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	September 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$4,122	$3,127
Restricted cash and cash equivalents, current	1,405	819
Marketable securities	62	34
Accounts receivable, net	4,280	3,169
Prepaid expenses and other current assets	937	339
Total current assets	10,806	7,488
Restricted cash and cash equivalents, non-current	877	184
Property and equipment, net	56,778	30,557
Operating lease right-of-use assets	18,922	8,231
Intangible assets, net	233	235
Goodwill	1,101	1,101
Other non-current assets	2,764	1,506
Total assets	$91,481	$49,302
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,928	$1,623
Accrued liabilities	5,641	5,773
Recourse debt, current	9,183	6,118
Non-recourse debt, current	1,389	590
Deferred revenue, current	2,269	1,709
Operating lease liabilities, current	668	427
Finance lease liabilities, current	296	38
Other current liabilities	2,015	162
Total current liabilities	24,389	16,440
Recourse debt, non-current	32,417	14,608
Non-recourse debt, non-current	3,884	57
Deferred revenue, non-current	7,733	6,476
Operating lease liabilities, non-current	18,029	7,768
Finance lease liabilities, non-current	353	216
Deferred tax liabilities, non-current	332	115
Other non-current liabilities	319	287
Total liabilities	87,456	45,967
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.000005 par value per share, 100 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.000005 par value per share, 3,000 shares authorized as of September 30, 2026 and December 31, 2025; 471 and 401 shares issued as of September 30, 2026 and December 31, 2025, respectively; and 464 and 394 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.000005 par value per share, 200 shares authorized as of September 30, 2026 and December 31, 2025; 90 and 108 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class C common stock, $0.000005 par value per share, 200 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Treasury stock, at cost, 7 shares as of September 30, 2026 and December 31, 2025	(34)	(34)
Additional paid-in capital	8,702	6,012
Accumulated other comprehensive income	75	—
Accumulated deficit	(4,718)	(2,643)
Total stockholders' equity	4,025	3,335
Total liabilities and stockholders' equity	$91,481	$49,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$3,661	$1,365	$8,314	$3,559
Operating expenses:
Cost of revenue	1,183	369	2,778	944
Technology and infrastructure	2,025	747	4,805	1,978
Sales and marketing	58	45	187	92
General and administrative	188	152	530	501
Total operating expenses	3,454	1,313	8,300	3,515
Operating income	207	52	14	44
Gain (loss) on fair value adjustments	—	—	—	27
Interest expense, net	(846)	(310)	(2,022)	(841)
Other income (expense), net	13	21	162	22
Loss before income taxes	(626)	(237)	(1,846)	(748)
Provision for (benefit from) income taxes	83	(127)	229	(33)
Net loss	(709)	(110)	(2,075)	(715)
Other comprehensive income (loss)	93	(1)	75	(1)
Total comprehensive loss	$(616)	$(111)	$(2,000)	$(716)
Net loss attributable to common stockholders, basic	$(709)	$(110)	$(2,075)	$(744)
Net loss attributable to common stockholders, diluted	$(709)	$(110)	$(2,075)	$(771)
Net loss per share attributable to common stockholders, basic	$(1.27)	$(0.22)	$(3.80)	$(1.81)
Net loss per share attributable to common stockholders, diluted	$(1.27)	$(0.22)	$(3.80)	$(1.87)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	559	498	546	411
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	559	498	546	412

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions)
(unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2025	502	$—	$(34)	$6,012	$—	$(2,643)	$3,335
Issuance of common stock in a private placement, net of issuance costs	23	—	—	1,985	—	—	1,985
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—	—	—
Exercise of stock options	5	—	—	8	—	—	8
Stock-based compensation expense	—	—	—	166	—	—	166
Other comprehensive income	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	(740)	(740)
Balance, March 31, 2026	532	$—	$(34)	$8,171	$5	$(3,383)	$4,759
Issuance of common stock in a private placement, net of issuance costs	9	—	—	997	—	—	997
Issuance of common stock upon vesting of restricted stock units	3	—	—	—	—	—	—
Exercise of stock options	4	—	—	6	—	—	6
Conversion of convertible promissory notes	2	—	—	195	—	—	195
Issuance of common stock under ESPP	—	—	—	8	—	—	8
Purchase of capped calls related to convertible senior notes	—	—	—	(492)	—	—	(492)
Exercise of non-employee option and warrants	1	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	185	—	—	185
Other comprehensive loss	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	(626)	(626)
Balance, June 30, 2026	551	$—	$(34)	$9,085	$(18)	$(4,009)	$5,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—	—	—
Exercise of stock options	1	—	—	1	—	—	1
Purchase of capped calls related to convertible senior notes	—	—	—	(566)	—	—	(566)
Stock-based compensation expense	—	—	—	182	—	—	182
Other comprehensive income	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	(709)	(709)
Balance, September 30, 2026	554	$—	$(34)	$8,702	$75	$(4,718)	$4,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2024	185	$1,722	—	$—	233	$—	$(34)	$1,096	$—	$(1,476)	$(414)
Cash dividend on Series C redeemable convertible preferred stock	—	—	—	—	—	—	—	(29)	—	—	(29)
Reclassification of warrant liabilities to equity	—	—	—	—	—	—	—	173	—	—	173
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	36	—	—	1,392	—	—	1,392
Conversion of redeemable convertible preferred stock in connection with initial public offering	(185)	(1,722)	30	1,163	155	—	—	559	—	—	559
Issuance of common stock for contract incentive	—	—	—	—	9	—	—	350	—	—	350
Tax withholdings on settlement of restricted stock units	—	—	—	—	—	—	—	(16)	—	—	(16)
Exercise of stock options	—	—	—	—	2	—	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	—	—	—	203	—	—	203
Net loss	—	—	—	—	—	—	—	—	—	(315)	(315)
Balance, March 31, 2025	—	$—	30	$1,163	435	$—	$(34)	$3,731	$—	$(1,791)	$1,906
Issuance of common stock upon underwriters' exercise of over-allotment option, net of underwriting discounts and commissions	—	—	—	—	2	—	—	68	—	—	68
Issuance of common stock and restricted stock awards for business combination	—	—	—	—	19	—	—	929	—	—	929
Issuance of replacement restricted stock units for business combination	—	—	—	—	—	—	—	4	—	—	4
Tax withholdings on issuance of common stock and restricted stock awards for business combination	—	—	—	—	—	—	—	(24)	—	—	(24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	2	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	—	—	(1)	—	—	(93)	—	—	(93)
Exercise of stock options	—	—	—	—	1	—	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	157	—	—	157
Net loss	—	—	—	—	—	—	—	—	—	(290)	(290)
Balance, June 30, 2025	—	$—	30	$1,163	458	$—	$(34)	$4,773	$—	$(2,081)	$2,658
Issuance of common stock and restricted stock awards for business combinations	—	—	—	—	—	—	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	2	—	—	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	—	—	—	—	—	(11)	—	—	(11)
Exercise of stock options	—	—	—	—	8	—	—	12	—	—	12
Reclassification of redeemable Class A common stock to Class A common stock	—	—	(30)	(1,163)	30	—	—	1,163	—	—	1,163
Stock-based compensation expense	—	—	—	—	—	—	—	157	—	—	157
Other comprehensive loss	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	(110)	(110)
Balance, September 30, 2025	—	$—	—	$—	498	$—	$(34)	$6,104	$(1)	$(2,191)	$3,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

COREWEAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(2,075)	$(715)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,429	1,633
Amortization of debt discounts and issuance costs and accretion of redemption premiums	143	88
Stock-based compensation expense	478	473
Non-cash lease expense	643	234
Deferred income taxes	214	(37)
Gain on fair value adjustments	—	(27)
Non-cash interest expense related to significant financing components	204	19
Other	(21)	46
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(1,134)	(1,253)
Prepaid expenses and other assets	(1,053)	(516)
Accounts payable and accrued expenses	613	333
Deferred revenue	3,492	1,402
Lease liabilities	(295)	(181)
Net cash provided by operating activities	$5,638	$1,499
Cash flows from investing activities:
Purchases of property and equipment, including capitalized internal-use software	$(23,558)	$(6,249)
Purchases of marketable securities	(46)	(47)
Maturities and sales of marketable securities	71	29
Investments related to unconsolidated joint venture and variable interest entities	(960)	(33)
Purchases of strategic investments	(173)	(2)
Sales of warrants received as lease incentive	—	101
Issuance of notes receivable	—	(73)
Business combinations, net of cash acquired	—	(56)
Other investing activities	(44)	(15)
Net cash used in investing activities	$(24,710)	$(6,345)
Cash flows from financing activities:
Proceeds from issuance of debt, net	$27,048	$7,517
Repayments of debt	(7,563)	(2,979)
Purchases of capped calls related to convertible senior notes	(1,058)	—
Issuance of common stock in private placements, net of issuance costs	2,982	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	1,491
Redeemable convertible preferred stock cash dividends paid	—	(29)
Payment of tax withholdings on settlement of restricted stock units	—	(144)
Other financing activities	(63)	(76)
Net cash provided by financing activities	$21,346	$5,780
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,274	$934
Cash, cash equivalents, and restricted cash—beginning of period	4,130	2,035
Cash, cash equivalents, and restricted cash—end of period	$6,404	$2,969
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized amounts	$1,339	$557
Non-cash investing and financing activities:
Liabilities related to property and equipment additions, including OEM financed additions and unpaid capitalized interest	$11,833	$4,837
Reclassification of liabilities related to property and equipment additions to debt upon execution of OEM financing arrangements	1,469	—
Operating lease right-of-use assets acquired through lease liability	10,865	2,323
Finance lease right-of-use assets acquired through lease liability	432	—
Conversion of convertible promissory notes	195	—
Non-cash investments	6	74
Conversion of redeemable convertible preferred stock in connection with initial public offering	—	1,722
Reclassification of redeemable Class A common stock to Class A common stock	—	1,163
Issuance of common stock, restricted stock units, and restricted stock awards for business combinations	—	943
Issuance of common stock for contract incentive	—	350
Reclassification of warrant liabilities to equity	—	173
Reclassification of customer deposit to debt	—	230
Warrants received as lease incentive	—	222
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$4,122	$1,894
Restricted cash and cash equivalents, current	1,405	597
Restricted cash and cash equivalents, non-current	877	478
Total cash, cash equivalents, and restricted cash	$6,404	$2,969
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
In connection with the IPO, the Company recognized $177 million of stock-based compensation expense, net of $17 million of capitalized costs, primarily related to the development of internal-use software, associated with vested restricted stock units ("RSUs") with a liquidity-event performance-based vesting condition which was satisfied in connection with the IPO and for which the service-based vesting condition had also been satisfied as of that date. Concurrently with the IPO, the Company issued shares of its Class A common stock upon settlement of RSUs subject to such performance-based vesting conditions. To meet the related tax withholding requirements for the net settlement of the vested RSUs, the Company withheld 0.4 million shares underlying such equity awards, resulting in the net issuance of 0.5 million shares of Class A common stock. Based on the IPO price of $40.00 per share, the Company's related tax withholding obligation was $16 million and was paid during the three months ended March 31, 2025. Refer to Note 11—Redeemable Convertible Preferred Stock, Redeemable Common Stock, and Stockholders' Equity (Deficit) for additional information.
In March 2025, the Company also entered into a commercial agreement (the "Commercial Agreement") with a strategic customer to provide AI infrastructure services. In connection with the Commercial Agreement, the Company issued 9 million shares of the Company's Class A common stock on March 31, 2025, with an aggregate value of $350 million at the time of issuance based on a price per share equal to the IPO price.
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
These unaudited interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 2, 2026. In management's opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company's financial position and results of operations. The interim results are not necessarily indicative of the operating results expected for the full year or any future period. Certain prior period amounts reported in the Company's condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.
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
Research and Development
Research and development costs were $154 million and $93 million for the three months ended September 30, 2026 and 2025, respectively, and $375 million and $243 million for the nine months ended September 30, 2026 and 2025, respectively, and are included within technology and infrastructure expense in the condensed consolidated statements of operations and comprehensive income (loss).
Segment Information
The Company's chief operating decision maker ("CODM"), the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. The Company operates its business in one operating segment and, therefore, has one reportable segment.
The CODM uses consolidated net loss to measure segment profit or loss in order to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results. Significant segment expenses that the CODM reviews and utilizes to manage the Company's operations are cost of revenue, technology and infrastructure, sales and marketing, and general and administrative expenses at the consolidated level, which are presented in the Company's condensed consolidated statements of operations and comprehensive income (loss). Other segment items included in consolidated net loss include gain (loss) on fair value adjustments, interest expense, net, other income (expense), net, and provision for (benefit from) income taxes, which are presented in the Company's condensed consolidated statements of operations and comprehensive income (loss).
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

Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the condensed consolidated statements of operations and comprehensive income (loss). This guidance as further clarified by ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), will be effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The Company primarily generates its revenue through providing cloud computing services, which include both committed contracts and on-demand services. Revenue recognized related to customer commitments, including revenue from delivering capacity prior to commitment start dates, represented 98% of total revenue for the three and nine months ended September 30, 2026 and 2025.
Significant Customers
The following customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Customer A	24%	67%	33%	70%
Customer B	30%	*	26%	*
Customer C	*	*	*	*
Customer D	*	*	*	*

* Customer did not represent 10% or more of revenue.
The customer references of A through D may represent different customers than those reported in a previous period.

Customers A, B, C, and D accounted for 18%, 33%, 12%, and 14% of accounts receivable, net, respectively, as of September 30, 2026. Customers A and D accounted for 68% and 11% of accounts receivable, net, respectively, as of December 31, 2025.
Contract Balances
Deferred revenue, including current and non-current balances, as of September 30, 2026, December 31, 2025 and December 31, 2024, was $10.0 billion, $8.2 billion, and $4.1 billion, respectively. For the nine months ended September 30, 2026 and 2025, revenue recognized from deferred revenue at the beginning of the period was $1.0 billion and $659 million, respectively. For the three months ended September 30, 2026 and 2025, revenue recognized from deferred revenue at the beginning of the period was $462 million and $56 million, respectively. Additionally, as of September 30, 2026, $1.9 billion of the deferred revenue balance from the beginning of the period was reclassified from deferred revenue to customer liabilities, which are included in other current liabilities, as contracts became cancellable during the quarter.
Contract assets, including current and non-current balances, as of September 30, 2026 were $284 million. Contract assets, including current and non-current balances, as of December 31, 2025 were not material.

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
As of September 30, 2026, the Company had $132.3 billion of unsatisfied RPO, of which 36% was expected to be recognized over the initial 24 months ending September 30, 2028, 38% between months 25 and 48, and the remaining balance recognized between months 49 and 86.
The Company has certain arrangements that are accounted for under ASC 842, Leases with the Company as lessor. Lease income recognized during the periods presented was not material. As of September 30, 2026, the aggregate contracted value of lease arrangements was approximately $0.3 billion.
3. Investments and Fair Value Measurements
Marketable Securities
For the three and nine months ended September 30, 2026 and 2025, the realized or unrealized gains or losses related to the Company's debt securities were not material. As of September 30, 2026 and December 31, 2025, there was no allowance for credit losses related to the Company's debt securities. The weighted-average remaining maturity of the Company's debt securities was less than one year as of September 30, 2026.
Unconsolidated Variable Interest Entities
During the nine months ended September 30, 2026, the Company committed to provide funding up to $1.9 billion to certain VIEs for data center development projects, of which $859 million has been funded as of September 30, 2026. This includes $187 million of incremental funding commitment during the three months ended September 30, 2026. As of September 30, 2026, the Company was not the primary beneficiary of these VIEs and did not consolidate them, as the Company lacked the power to direct the activities that most significantly impact the VIEs' economic performance. The Company's maximum exposure to loss related to these VIEs is limited to its total funding commitments of $1.9 billion as of September 30, 2026. The carrying value of the Company's investment in these VIEs was $859 million as of September 30, 2026, of which $326 million is accounted for as equity method investments. The carrying value of the Company's investment in these VIEs is included in prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheets. The current portion represents the Company’s investment in VIEs that are expected to be redeemed within twelve months of the balance sheet date.
Unconsolidated Joint Venture
Additionally, in June 2025, the Company entered into a joint venture (the "JV") that is a VIE, with a data center developer and operator to support the acquisition and development of a multi-phase data center campus in New Jersey. Upon formation, the third-party infrastructure developer obtained an 85% equity interest in the JV, while the Company held the remaining 15% equity interest, for which the Company contributed net assets worth $57 million. As of September 30, 2026, the Company's ownership interest was 43%. The JV expects to construct and develop the campus using a combination of additional debt and equity capital. The Company provides construction management, administrative and property management services to the JV.
The Company is not the primary beneficiary and does not consolidate the VIE as it lacks the power to direct the activities that most significantly impact the JV's economic performance. Accordingly, the investment in the JV is accounted for as an equity method investment and is included in other non-current assets on the condensed consolidated balance sheets. During the nine months ended September 30, 2026, the Company made additional capital contributions to the JV and incurred $77 million of equity method losses. The carrying value of the Company's investment in the JV was $57 million and $51 million as of September 30, 2026 and December 31, 2025, respectively.

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
The Company's maximum exposure to loss with respect to the JV includes (i) the carrying value of the Company's investment, (ii) up to $95 million related to a guarantee for certain contingent consideration payable to a third-party by the JV upon the achievement of certain milestones, (iii) lease prepayment of $48 million, and (iv) potential requirements to fund the construction and development of the data center campus to the extent the JV is unable to secure third-party financing. Based on current projected development costs and third-party financing secured by the JV as of September 30, 2026, the Company estimated that the maximum funding exposure to fund construction and development costs is up to $120 million.
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

	Fair Value Hierarchy	September 30, 2026	December 31, 2025

Financial assets:
Cash and cash equivalents
Money market funds	Level 1	$1	$—
Commercial paper	Level 2	15	—
U.S. government and agency securities	Level 2	4	—
Restricted cash and cash equivalents, non-current
Money market funds	Level 1	154	—
Marketable securities
Commercial paper	Level 2	24	12
Corporate bonds	Level 2	32	22
Marketable equity securities	Level 1	6	—
Prepaid expenses and other current assets
Foreign exchange forward contracts not designated as accounting hedges	Level 2	—	5
Interest rate swaps designated as cash flow hedges	Level 2	44	—
Power swaps not designated as accounting hedges	Level 2	3	—
Other non-current assets
Interest rate swaps designated as cash flow hedges	Level 2	55	—
Power swaps not designated as accounting hedges	Level 2	10	—
Warrant derivative asset	Level 3	17	—
Power purchase agreements	Level 3	—	2
Total financial assets		$365	$41
Financial liabilities:
Other current liabilities
Foreign exchange forward contracts not designated as accounting hedges	Level 2	$62	$4
Cross currency swaps designated as fair value hedges	Level 2	35	—
Power swaps not designated as accounting hedges	Level 2	1	—
Interest rate swaps designated as cash flow hedges	Level 2	2	—
Contingent consideration	Level 3	—	20
Other non-current liabilities
Interest rate swaps designated as cash flow hedges	Level 2	—	1
Cross currency swaps designated as fair value hedges	Level 2	34	—
Total financial liabilities		$134	$25
Financial Instruments Measured at Fair Value on a Non-recurring Basis
The Company's strategic investments primarily consist of non-marketable equity securities accounted for under the measurement alternative, which are investments in privately-held companies without readily determinable market values and classified within Level 3 of the fair value hierarchy. The carrying value of these non-marketable equity securities is adjusted upward or downward to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. As of September 30, 2026 and December 31, 2025, the carrying value of the Company's non-marketable equity securities accounted for under measurement alternative were $356 million and $117 million respectively, and is included in other non-current assets in the condensed consolidated balance sheets.

The Company evaluates its investments in privately-held companies to determine whether such entities are VIEs and, if so, whether the Company is the primary beneficiary required to consolidate. As of September 30, 2026, $98 million of these investments were in unconsolidated VIEs. The Company does not direct the activities that most significantly impact those entities’ economic performance, and its carrying value of $98 million represents its maximum exposure to loss.
Derivative Instruments
The notional amounts of the Company's outstanding derivative instruments were as follows (in millions):

	September 30, 2026	December 31, 2025

Derivative instruments designated as accounting hedges
Interest rate swaps	$6,787	$319
Cross currency swaps	2,314	—
Total	$9,101	$319

Derivative instruments not designated as accounting hedges
Foreign exchange forward contracts	$2,357	$1,213
Power swaps	161	—
Total	$2,518	$1,213
Gains (losses) associated with derivative instruments were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Interest rate swaps designated as accounting hedges
Gain/(loss) recognized in other comprehensive income (loss)	$93	$(1)	$103	$(1)

Cross currency swaps designated as accounting hedges
Loss recognized in other comprehensive income (loss)	$—	$—	$(27)	$—
Loss recognized in other income (expense), net	$(8)	$—	$(42)	$—

Foreign exchange forward contracts not designated as accounting hedges
Loss recognized in other income (expense), net	$(31)	$(2)	$(94)	$—
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

For the three and nine months ended September 30, 2026 and 2025, gains and losses on the Company's power swaps, which are not designated as accounting hedges and are recognized in cost of revenue, were not material.
For the three and nine months ended September 30, 2026 and 2025, the amount reclassified out of accumulated other comprehensive income (loss) into earnings related to interest rate swaps was not material. As of September 30, 2026, the amount the Company expects to reclassify out of accumulated other comprehensive income (loss) into earnings within the next twelve months is approximately $18 million.
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
The following tables present summaries of the changes in the fair value on a recurring basis of the Company's Level 3 financial instruments for the periods presented (in millions):

	Power Purchase Agreements – Asset	Contingent Consideration

Balance at December 31, 2025	$2	$20
Adjustment to fair value	—	1
Reclassification	(2)	—
Balance at March 31, 2026	$—	$21
Settlements	—	(21)
Balance at June 30, 2026	$—	$—
Additions	—	—
Balance at September 30, 2026	$—	$—

	Power Purchase Agreements – Asset	Warrant Liabilities

Balance at December 31, 2024	$3	$200
Adjustment to fair value	2	(27)
Reclassification	—	(173)
Balance at March 31, 2025	$5	$—
Adjustment to fair value	(1)	—
Balance at June 30, 2025	$4	$—
Adjustment to fair value	(1)	—
Balance at September 30, 2025	$3	$—
Notes Receivable
Notes receivable are primarily related to the DCSP Financing Arrangements (as defined in Note 10—Debt) and are reported at their amortized cost basis. As of September 30, 2026 and December 31, 2025, the Company determined that the fair values of its notes receivable approximate the carrying values.

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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based awards with a value totaling $123 million. Of this amount, $33 million was recognized in the total purchase price. The remaining compensation expense of $79 million is recognized on a straight-line basis over the respective awards' remaining requisite service period. Certain stock-based awards are in the form of restricted stock awards ("RSAs"). The RSAs represent legally outstanding common shares that are subject to service-based vesting conditions and repurchase rights held by the Company, which lapse upon vesting.
The acquisition-related costs were $29 million, and were recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2025.
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
5. Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	September 30, 2026	December 31, 2025

Technology equipment	$47,023	$20,903
Software	904	802
Data center equipment and leasehold improvements	7,118	2,842
Land	133	—
Furniture, fixtures, and other assets	37	18
Construction in progress	9,339	9,376
Total property and equipment	64,554	33,941
Less: accumulated depreciation and amortization	(7,776)	(3,384)
Total property and equipment, net	$56,778	$30,557
Depreciation and amortization on property and equipment was $1.9 billion and $621 million for the three months ended September 30, 2026 and 2025, respectively, and $4.4 billion and $1.6 billion for the nine months ended September 30, 2026 and 2025, respectively.
The Company capitalizes interest associated with the construction of data centers and purchases of related technology equipment. There was $54 million and $62 million of interest capitalized during the three months ended September 30, 2026 and 2025, respectively, and $230 million and $98 million of interest capitalized during the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the Company has contractual commitments of approximately $2.1 billion for future construction costs associated with building data centers and related technical infrastructure.
Included in property and equipment, net, are $133 million of land and $105 million of construction in progress held by VIEs that the Company began consolidating during the three months ended September 30, 2026 to develop data center projects, one of which is a joint venture. The Company is the primary beneficiary of these VIEs because it directs the activities that most significantly impact the entities' economic performance and absorbs substantially all of their expected losses and residual returns, and the assets acquired did not constitute businesses. The entities have no third‑party debt, none of their assets are pledged or otherwise restricted, and their creditors have no recourse to the Company’s general credit. The Company funds their development costs through capital contributions under approved budgets, including a $20 million funding obligation, and has guaranteed the joint venture’s obligations for distributions and certain cost overruns.

Asset Retirement Obligations
The following is a summary of activity relating to the liability for asset retirement obligations, included in other non-current liabilities on the condensed consolidated balance sheets, which the Company expects to incur primarily in connection with the expected removal of certain equipment related to its data center fit-outs (in millions):

	September 30, 2026	December 31, 2025

Beginning balance	$62	$36
Additions	68	21
Accretion expense	8	5
Ending balance	$138	$62
6. Goodwill and Intangible Assets
Goodwill
There were no additions to goodwill during the three and nine months ended September 30, 2026. There were no impairment charges recorded to goodwill during the three and nine months ended September 30, 2026 and 2025.
Intangible Assets, Net
Intangible assets, net consisted of the following (in millions, except years):

	September 30, 2026				December 31, 2025
	Weighted-Average Remaining Useful Lives (in years)	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net

Acquired technologies	4	$208	$(56)	$152	$206	$(27)	$179
Other (1)	9	61	(10)	51	61	(5)	56
Finite-lived intangible assets		269	(66)	203	267	(32)	235
Indefinite-lived intangible assets	N/A	30	—	30	—	—	—
Total		$299	$(66)	$233	$267	$(32)	$235
(1) Includes customer relationships and trade names.
Amortization expenses for intangible assets were not material for the three months ended September 30, 2026 and 2025. Amortization expenses for intangible assets were $34 million and $17 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the expected future amortization expense related to intangible assets was as follows (in millions):

Years Ending December 31,	Amount

Remaining portion of 2026	$12
2027	46
2028	43
2029	43
2030	23
Thereafter	36
Total expected future amortization expense	$203

7. Condensed Consolidated Balance Sheets Components
Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	September 30, 2026	December 31, 2025

Accrued purchases	$4,476	$5,196
Accrued interest	618	332
Other accrued liabilities	547	245
Total accrued liabilities	$5,641	$5,773
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	September 30, 2026	December 31, 2025

Customer liabilities	$1,915	$137
Other current liabilities	100	25
Total other current liabilities	$2,015	$162
8. Leases
The Company enters into leases as a lessee for data centers, office buildings, storage spaces, and equipment. In accounting for these arrangements, the Company applied judgment in performing the lease classification tests related to transfer of ownership, bargain purchase option, lease term assessment, estimated fair value, and the specialized nature of the underlying asset.
Leases for office and storage spaces generally have an initial term of one to sixteen years, often with multi-year renewal periods. Data center leases generally have an initial term from three to sixteen years, some of which include options to extend the leases for up to ten years. The Company's equipment leases generally have an initial term from two to twelve years and include the option to purchase the asset or transfer of ownership. Additionally, the Company's ground lease contains a purchase option at the end of the lease term that it is reasonably certain to exercise. As such, the purchase option is included in the measurement of the finance lease liability. Certain lease agreements include variable costs, which generally relate to costs associated with common area maintenance, utilities reimbursed to the landlord, and physical security expenses. These variable costs are not included in operating or finance lease cost and are expensed as incurred.
The components of total lease cost related to leases for the periods presented were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Operating lease cost:
Operating lease cost	$705	$205	$1,592	$540
Finance lease cost:
Amortization of ROU assets	9	9	29	24
Interest on lease liabilities	8	5	23	13
Total finance lease cost	17	14	52	37
Variable lease cost	195	67	474	169
Total lease cost	$917	$286	$2,118	$746

Supplemental condensed consolidated balance sheet information related to leases were as follows (in millions):

	September 30, 2026	December 31, 2025

Operating leases:
Operating lease ROU assets	$18,922	$8,231
Operating lease liabilities, current	$668	$427
Operating lease liabilities, non-current	18,029	7,768
Total operating lease liabilities	$18,697	$8,195
Finance leases:
Property and equipment	$944	$500
Less: amortization	(85)	(56)
Property and equipment, net	$859	$444
Finance lease liabilities, current	$296	$38
Finance lease liabilities, non-current	353	216
Total finance lease liabilities	$649	$254
Supplemental condensed consolidated cash flow and other information related to leases for the periods presented were as follows (in millions):

	Nine Months Ended September 30,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,246	$487
Operating cash flows used in finance leases	12	5
Financing cash flows used in finance leases	37	43
Information relating to the lease term and discount rate for leases were as follows:

	September 30, 2026	December 31, 2025

Weighted-average remaining lease term (in years):
Operating leases	12	11
Finance leases	9	5
Weighted-average discount rate:
Operating leases	10%	10%
Finance leases	9%	10%

The future lease payments included in the measurement of the Company's operating lease liabilities and finance lease liabilities as of September 30, 2026, were as follows (in millions):

	Future Payments
Years Ending December 31,	Operating Leases	Finance Leases

Remaining portion of 2026	$580	$17
2027	2,375	361
2028	2,591	69
2029	2,700	71
2030	2,628	73
Thereafter	22,080	231
Total undiscounted lease payments	32,954	822
Less: imputed interest	(14,257)	(173)
Present value of lease liabilities	$18,697	$649
In April 2025, the Company entered into a finance lease for data center infrastructure assets with DCSP (as defined in Note 10—Debt). Refer to Note 10—Debt for additional information on this financing arrangement, including the right of setoff in accordance with ASC 210, Balance Sheet.
Leases Not Yet Commenced
As of September 30, 2026, the Company executed additional lease agreements, primarily for data centers, equipment, and office buildings, that had not yet commenced. The aggregate amount of estimated future undiscounted lease payments associated with such leases is $47.4 billion. These leases will commence between 2026 and 2029 with estimated lease terms of seven to seventeen years. Not included in the preceding amount of estimated future undiscounted lease payments are the following lease arrangements, which include significant uncertainties regarding the amount of future lease payments.
The Company has a lease agreement for various buildings located at a single site intended to be used as a data center. As of September 30, 2026, 453 MW of electrical power remained undelivered at the site and is expected to be delivered in phases in 2026 and 2028. The Company will make contractual rent payments based on construction costs incurred by the lessor, subject to a contractual maximum of $16.9 billion over the sixteen-year term of this lease.
Additionally, the Company has lease agreements where the lease payments are based on a portion of the construction costs incurred by the lessor. The payments during the construction period are variable and subject to contingencies, which are expected to be resolved at or near the lease commencement date. As of September 30, 2026, 354 MW of electrical power remains undelivered at these sites and are expected to be delivered in phases between 2026 and 2028.
In connection with certain data center lease arrangements, the Company has contractual obligations to procure and install equipment at the leased premises. These obligations represent commitments for lessee-owned assets that are separate from the Company's lease obligations. As of September 30, 2026, the Company estimated that it would incur between $188 million and $817 million to fulfill these commitments, with expenditures expected to be incurred in phases through 2028.

Leases With Unconsolidated Variable Interest Entities
The Company has entered into various leases with data center developers and operators that are VIEs. The Company lacks the power to direct the activities that most significantly impact these data center developers' and operators' economic performance and is not the primary beneficiary; therefore, the Company has not consolidated these VIEs within the condensed consolidated financial statements. Certain of these lease arrangements include contractual rent payments based on construction costs incurred by the lessor. The Company's maximum exposure to loss under these leases consists of funded amounts of $411 million included in property and equipment, net and other non-current assets, and committed future payments of $176 million associated with these lease agreements as of September 30, 2026. Certain of these leases also require the Company to reimburse the lessor for electricity and other utility costs at the lessor’s actual cost over the lease term. These arrangements contain no stated rate or minimum and vary with consumption and utility rates, therefore the related amounts cannot be quantified and are excluded from the exposure presented above.
The Company also entered into an equipment lease with a group of special-purpose entities (the "Equipment Lessor") sponsored by a third-party financial investor related to the mechanical, electrical, and plumbing infrastructure for a data center. The Equipment Lessor is a VIE and the Company obtains substantially all of the economic benefits of the leased equipment but lacks the power to direct the activities that most significantly impact the Equipment Lessor's economic performance. Accordingly, the Company is not the primary beneficiary and does not consolidate the Equipment Lessor. The Company's maximum exposure to loss under this lease consists of its committed future payments of $1.2 billion and lease liability of $432 million as of September 30, 2026 and are included within aggregate estimated future undiscounted lease payments, as disclosed in the Leases Not Yet Commenced section. The lease liability of $432 million is included in finance lease liabilities in the Company's condensed consolidated balance sheet.
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
On January 12, 2026, a putative class action Raymond Masaitis v. CoreWeave, Inc. et al (the "Securities Action") was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers generally alleging that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeking unspecified damages. On February 10, 2026, two stockholder derivative actions were filed against certain of the Company's current and former directors and officers in the U.S. District Court for the District of New Jersey and on March 5, 2026, a third stockholder derivative action was filed in the same court (collectively, the "New Jersey Derivative Actions"). On April 1, 2026, the U.S. District Court for the District of New Jersey consolidated the New Jersey Derivative Actions under the name In Re CoreWeave, Inc. S'holder Deriv. Litig. (the "Consolidated Derivative Action") and on May 21, 2026, the court approved a stay of further proceedings until final resolution of the Securities Action. On May 12, 2026, another stockholder derivative action was filed in the U.S. District Court for the District of Delaware (together with the Consolidated Derivative Action, the "Derivative Actions") and on October 13, 2026, the court approved a stay of further proceedings until final resolution of the Securities Action. The Derivative Actions collectively assert claims purportedly on behalf of the Company against certain of the Company's current and former officers and directors and, as a nominal defendant, the Company, and seek unspecified damages based on substantially the same allegations as the Securities Action. The Company believes that the claims made in the Securities Action and the Derivative Actions are without merit and intends to defend itself vigorously. Any possible loss or range of loss in these matters cannot be reasonably estimated at this time.
Although claims are inherently unpredictable, the Company is currently not aware of any other matters that would, individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows. As of September 30, 2026 and December 31, 2025, the Company has not accrued any material potential loss.
Surety Bonds
In August 2026, the Company purchased surety bonds totaling $275 million that secure its obligations to an electric service provider (the "provider") over a four-year period. In connection with the bond securing the service agreement, the Company deposited $154 million in a collateral trust for the benefit of the sureties, which is presented within restricted cash and cash equivalents, non-current. The sureties determine the required collateral amount, may require additional collateral, and may withdraw trust assets to satisfy covered losses, and the Company may request the return of trust assets only with the sureties’ approval.

10. Debt
The total debt obligations are as follows (dollars in millions):

	Maturities	Effective Interest Rates	September 30, 2026	December 31, 2025

Recourse debt:
DDTL 1.0 Facility	Mar 2028	15%	$1,139	$1,553
DDTL 2.0 Facility	Aug 2030	11%	2,796	5,037
DDTL 2.1 Facility	Mar 2031	9%	2,494	2,741
DDTL 3.0 Facility	Aug 2030	9%	2,323	340
DDTL 5.0 Facility	Nov 2031	9%	2,749	—
DDTL 5.5 Facility	Sep 2031	11%	1,555	—
2030 Senior Notes	Jun 2030	10%	2,000	2,000
2031 9.00% Senior Notes	Feb 2031	10%	1,750	1,750
2031 9.75% Senior Notes	Oct 2031	10%	2,750	—
2032 9.625% Senior Notes	Jul 2032	10%	1,250	—
2032 EUR Senior Notes(1)	Jul 2032	9%	2,272	—
2031 Convertible Senior Notes	Dec 2031	2%	2,588	2,588
2032 Convertible Senior Notes	Oct 2032	2%	4,000	—
2033 Convertible Senior Notes	Apr 2033	3%	4,200	—
Convertible Promissory Notes	Apr 2026	7%	—	168
Revolving Credit Facility	Nov 2029	7%	1,200	1,000
OEM and Software License Financing Arrangements	Dec 2026 - Jul 2030	10%	6,891	3,518
Magnetar Loan	Jan 2029	12%	195	273
Less: Unamortized discount and issuance costs(2)			(552)	(242)
Total recourse debt, net of unamortized discount and issuance costs			41,600	20,726
Less: Recourse debt, current			(9,183)	(6,118)
Total recourse debt, non-current			$32,417	$14,608
Non-recourse debt:
DDTL 4.0 Facility	Mar 2032	7%	4,583	—
OEM and Software License Financing Arrangements	Oct 2026 - Aug 2028	9%	770	647
Less: Unamortized discount and issuance costs			(80)	—
Total non-recourse debt, net of unamortized discount and issuance costs			$5,273	$647
Less: Non-recourse debt, current			$(1,389)	$(590)
Total non-recourse debt, non-current			$3,884	$57
(1) In June 2026, the Company entered into cross currency interest rate swaps designated as a fair value hedge, to hedge changes in the fair value on the 2032 EUR Senior Notes, attributable to changes in foreign currency exchange rate.
(2) Includes $183 million and $56 million unamortized discount and issuance costs related to the 2031, 2032 and 2033 Convertible Senior Notes as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, the Company's weighted-average interest rate on short-term debt instruments related to certain of the OEM Financing Arrangements (as defined below) was 9%.

Non-recourse debt represents debt facilities and financing arrangements entered into by certain of the Company's subsidiaries for which recourse is limited to the assets of the applicable subsidiaries. CoreWeave, Inc., the ultimate parent company, is not otherwise liable for such debt, except in cases where the Company provides limited guarantees under which recourse may arise only upon specified events, such as actual fraud, willful misconduct, misappropriation of collateral, certain voluntary or consented bankruptcy actions, or other customary non-recourse carve-out obligations. These limited guarantees do not represent general guarantees of repayment of principal, interest or other ordinary debt service payments. Recourse debt represents debt facilities and financing arrangements that are either direct obligations of CoreWeave, Inc. or obligations of certain of the Company's subsidiaries that are unconditionally and irrevocably guaranteed by CoreWeave, Inc.
As of September 30, 2026, the Company was in compliance with all covenants under its loan agreements.
As of September 30, 2026, the future principal payments for the Company's total debt were as follows (in millions):

Years Ending December 31,	Amount

Remaining portion of 2026	$2,433
2027	10,974
2028	5,479
2029	4,727
2030	4,247
Thereafter	19,645
Total	$47,505
The total interest expense for the Company's debt obligations was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Contractual interest expense	$766	$324	$1,841	$807
Amortization of debt discounts and issuance costs and accretion of redemption premiums	57	21	143	88
Less: capitalized interest	(54)	(62)	(230)	(98)
Total	$769	$283	$1,754	$797

During the nine months ended September 30, 2026, the Company entered into delayed draw term loan facilities and issued senior notes (each as defined in this Note 10—Debt) as follows (dollars in millions):

	Date of Issuance	Stated Interest Rates(1)	Amount(2)

DDTL 4.0 Facility	March 2026	SOFR + 2.25%; Treasury + 2.00%	$8,500
DDTL 5.0 Facility	May 2026	SOFR + 4.50%	$3,100
DDTL 5.5 Facility	August 2026	Term SOFR + 5.50%	$2,600
2031 9.75% Senior Notes	April 2026	9.75%	$2,750
2032 9.625% Senior Notes	June 2026	9.625%	$1,250
2032 EUR Senior Notes	June 2026	8.50%	€2,000
2032 Convertible Senior Notes	April 2026	1.75%	$4,000
2033 Convertible Senior Notes	September 2026	2.875%	$4,200
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

Delayed Draw Term Loans ("DDTL")
In March 2026, one of the Company's subsidiaries, CoreWeave Compute Acquisition Co. VIII, LLC ("CCAC VIII"), entered into a DDTL facility agreement with various lenders and MUFG Bank, LTD., as the administrative agent. The agreement provides an $8.5 billion DDTL facility (the "DDTL 4.0 Facility") available in one or more draws through June 30, 2027, the commitment termination date. As of September 30, 2026, the facility has $2.2 billion of outstanding floating-rate loan and $2.4 billion of outstanding fixed-rate loan. Amounts borrowed under the floating-rate commitments bear interest, at the Company's option, at daily compounded SOFR plus 2.25% per annum or the alternative base rate plus 1.25% per annum. Amounts borrowed under the fixed-rate commitments bear interest at 2.00% per annum plus a blended rate based upon the applicable United States Treasury securities per the credit agreement at the time of the borrowing.
The DDTL 4.0 Facility matures in March 2032. Principal is payable monthly beginning on the first payment date following the earliest of (i) the commitment termination date, (ii) the applicable amortization commencement date for each data center site that did not meet certain delivery requirements by a specified date (each, a "delayed data center site amortization date"), and (iii) for data center sites that met such delivery requirements, the date of any related incremental draw (each, a "top-up draw date"). Any remaining unpaid principal is due at maturity. The timing and amount of future principal payments, including the determination of the current portion of the outstanding balance, require management judgment and are based on the Company's best estimates of the occurrence and timing of these events and related payment obligations. The Company is also required to pay an undrawn fee of 0.50% per annum on the undrawn portion of the commitments through the end of the availability period. In conjunction with the issuance of the DDTL 4.0 Facility, the Company capitalized $151 million in deferred financing costs.
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

Obligations outstanding under the DDTL 4.0 Facility are secured by perfected first priority pledges of and security interests in (i) the equity interests of CCAC VIII held by its direct parent and (ii) substantially all of the assets of CCAC VIII. As of September 30, 2026 the assets of CCAC VIII securing the DDTL 4.0 Facility consisted of $5.2 billion of non-current assets, primarily consisting of property and equipment, net, and $233 million of current assets, primarily consisting of accounts receivable, net. The DDTL 4.0 Facility is non-recourse, except for limited guarantees related to customary non-recourse carve-out obligations.
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
In May 2026, one of the Company's subsidiaries, CoreWeave Financing DDTL V, LLC ("CFD V") entered into a DDTL facility agreement with various lenders and Morgan Stanley Senior Funding, Inc., as the administrative agent. The agreement provides a $3.1 billion DDTL facility (the "DDTL 5.0 Facility") available in one or more draws through September 30, 2026, the commitment termination date. The principal amount of the DDTL 5.0 Facility is required to be repaid in monthly installments, beginning in November 2026, with the expected final payment due in May 2031. The Company is required to pay a fee of 0.50% per annum on the undrawn commitment. In conjunction with the issuance of the DDTL 5.0 Facility, the Company capitalized $54 million in deferred financing costs. Under the DDTL 5.0 Facility, the Company is required to enter into interest rate swap agreements within specified time periods following the commitment termination date covering a notional amount of not less than 95% of the reasonably anticipated outstanding floating-rate loans until the maturity date.
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
In August 2026, one of the Company's subsidiaries, CoreWeave Financing DDTL V-V, LLC ("CFD V-V") entered into a DDTL facility agreement with various lenders and JPMorgan Chase Bank, N.A., as the administrative agent. The agreement provides a $2.6 billion DDTL facility (the "DDTL 5.5 Facility") available in one or more draws through December 31, 2026, the commitment termination date. The principal amount of the DDTL 5.5 Facility is required to be repaid in monthly installments, beginning in February 2027, with the expected final payment due in July 2031. The Company is required to pay a fee of 0.50% per annum on the undrawn commitment. As of September 30, 2026, the Company had capitalized $105 million of deferred financing costs associated with the DDTL 5.5 Facility. Under the DDTL 5.5 Facility, the Company is required to enter into interest rate swap agreements within specified time periods following the commitment termination date covering a notional amount of not less than 95% of the reasonably anticipated outstanding floating-rate loans until the maturity date.

The DDTL 5.5 Facility is constrained by the purchase price of assets for which the loans are being used to finance with such percentage based upon the depreciable cost of graphics processing unit servers. Borrowings under the DDTL 5.5 Facility are used to finance a portion of the purchase considerations, fees, and expenses relating to the acquisition of computing equipment. Obligations outstanding under the DDTL 5.5 Facility are secured by perfected first priority pledges of and security interests in (i) the equity interests of CFD V-V held by its direct parent and (ii) substantially all of the assets of CFD V-V.
The outstanding loan amounts are prepayable at any time, from time to time, at the Company's option, and are required to be prepaid upon the occurrence of an event of default or a change in control of CFD V-V, or with the proceeds of certain asset dispositions or incurrences of indebtedness. In addition, beginning after the commitment termination date, CFD V-V is required to apply its excess cash flow each month to prepay the loans until the outstanding principal balance is reduced to $1.3 billion, and is required to prepay the loans upon certain events relating to the customer contracts that support the facility.
All obligations under the DDTL 5.5 Facility are unconditionally guaranteed by the Company. They contain covenants that restrict the ability of the Company and/or CFD V-V to incur or guarantee additional indebtedness; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; enter into certain transactions with affiliates; and merge, consolidate, transfer, or sell all or substantially all of its assets.
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
Certain of the Company's debt facilities are entered into by bankruptcy-remote, special-purpose consolidated subsidiaries formed to hold the financed infrastructure and the related customer contracts. Certain assets of these consolidated entities may be used only to settle the obligations of those entities. As of September 30, 2026, the debt of these entities was secured by $22.2 billion of non-current assets, primarily consisting of property and equipment, net, and $3.7 billion of current assets primarily consisting of accounts receivable and restricted cash and cash equivalents, which is included in the Company's condensed consolidated balance sheets. As of December 31, 2025, these balances were $12.7 billion and $1.8 billion, respectively.
Revolving Credit Facility
As of September 30, 2026 and December 31, 2025, the outstanding balances associated with letters of credit were $546 million and $294 million, respectively. The letters of credit issued were primarily in support of certain lease obligations from separate lease agreements. These letters of credit remain outstanding, continue to secure the related lease obligations, and reduce availability under the senior secured revolving credit facility (as amended, the "Revolving Credit Facility"), with no change to the underlying lease terms or obligations. These letters of credit renew annually and expire on various dates through 2037.
As of September 30, 2026, the Company had $1.2 billion borrowings outstanding under the Revolving Credit Facility and had $754 million of remaining capacity. As of December 31, 2025, the Company had drawn $1.0 billion and had $1.2 billion of remaining capacity under the Revolving Credit Facility. Obligations outstanding under the Revolving Credit Facility are secured by pledges of certain assets as collateral. The Company is required to pay a fee of 0.25% per annum on the undrawn commitment.
OEM and Software License Financing Arrangements
The Company had entered into various agreements with original equipment manufacturers (the "OEM Financing Arrangements"), whereby the Company obtained financing for certain equipment. The Company had an outstanding balance of $7.4 billion and $3.8 billion as of September 30, 2026 and December 31, 2025, respectively. The Company also had entered into various arrangements with a software license vendor (the "Software License Financing Arrangements"), whereby the Company obtained financing for certain software licenses. The Company had an outstanding balance of $278 million and $368 million as of September 30, 2026 and December 31, 2025, respectively.

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
In September 2026, the Company issued $4.2 billion in aggregate principal amount of convertible senior notes due on April 1, 2033 (the "2033 Convertible Senior Notes") in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act").
The 2033 Convertible Senior Notes are convertible at an initial conversion rate of 10.2194 shares per $1,000 principal amount (equivalent to a conversion price of approximately $97.85 per share) into cash, shares of the Company's Class A common stock, or a combination thereof. Until January 2033, the 2033 Convertible Senior Notes can only be converted upon satisfaction of certain market conditions or upon the occurrence of specific corporate events. After that date, the notes are freely convertible. The conversion rate is subject to standard anti-dilution adjustments throughout the life of the instrument.
Additionally, if the holders of the 2033 Convertible Senior Notes convert their notes in connection with a make-whole fundamental change or in connection with the exercise of the Company's option to redeem the 2033 Convertible Senior Notes, the conversion rate may be adjusted to compensate for the lost time value of money. The Company may not redeem the 2033 Convertible Senior Notes prior to April 2030. On or after that date, the Company may redeem all or any portion of the outstanding 2033 Convertible Senior Notes for cash if the Company's Class A common stock price exceeds 130% of the conversion price for any 20 trading days within a 30 consecutive trading day period.
The 2033 Convertible Senior Notes are accounted for as a single liability measured at its amortized cost, as the conversion features do not require bifurcation and recognition as derivatives. In conjunction with the issuance of the 2033 Convertible Senior Notes, the Company capitalized $69 million in debt discount and issuance costs.
A portion of the proceeds from the 2033 Convertible Senior Notes was used to fund the cost of entering into capped call transactions, described below. The Company expects to use the remainder of the proceeds for general corporate purposes. The 2033 Convertible Senior Notes are unsecured obligations and bear interest payable semi-annually in arrears and include customary terms and covenants, including certain events of default, after which the notes may be due and payable immediately at a price set forth in the indenture.

As of September 30, 2026, the total estimated fair value of the 2031 Convertible Notes, 2032 Convertible Senior Notes and 2033 Convertible Senior Notes was $10.9 billion, which was based on observable market prices of identical instruments in less active markets and is categorized as Level 2 in the fair value hierarchy.
Capped Call Transactions
In conjunction with the issuance of the 2032 Convertible Senior Notes and 2033 Convertible Senior Notes, the Company entered into separately negotiated capped call transactions (the "Capped Calls") with certain financial institutions at a total cost of $492 million and $566 million, respectively. The Capped Calls are expected generally to reduce potential dilution of the Company's Class A common stock upon any conversion of the 2032 Convertible Senior Notes and 2033 Convertible Senior Notes and offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2032 Convertible Senior Notes and 2033 Convertible Senior Notes, as the case may be, with such reduction and offset subject to a cap.
The Capped Calls have initial strike prices of $119.60 per share and $97.85 per share, which corresponds to the initial conversion price of the 2032 Convertible Senior Notes and 2033 Convertible Senior Notes, respectively, and have initial cap prices of $230.00 per share and $199.70 per share, both subject to certain adjustments. The Capped Calls qualify for a derivative scope exception for instruments that are both indexed to an entity's own stock; therefore they are recorded in stockholders' equity as a reduction of additional paid-in capital on the condensed consolidated balance sheets and will not be subsequently remeasured.
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
As of September 30, 2026, the total estimated fair value of the 2030 Senior Notes, 2031 9.00% Senior Notes, 2031 9.75% Senior Notes, 2032 EUR Senior Notes, and the 2032 9.625% Senior Notes was $8.8 billion, which was based on observable market prices of identical instruments in less active markets and was categorized as Level 2 in the fair value hierarchy.
Magnetar Loan
In June 2026, the Company paid $100 million to MagAI Ventures in partial settlement of amounts outstanding under the MagAI Capacity Agreement, as amended. The payment reduced the carrying amount of the debt obligation. The remaining obligation as of September 30, 2026 was $195 million, consisting of the unused refundable deposit amount, together with accrued redemption premiums through the reporting date. The Company recognized accretion of the redemption premium as interest expense, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the period.

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
Additionally, the Company entered into a lease for data center infrastructure assets with the DCSP. The arrangement commenced in April 2025 and is accounted for as a finance lease, with an initial term of 14 years and an imputed interest rate of 13%. The Company did not record any finance lease right-of-use assets acquired through lease liability for the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, the amortization expense related to finance lease right-of-use assets was not material.

As of September 30, 2026, the future contractual principal payments under the financing obligation and finance lease due to the DCSP were as follows (in millions):

Years Ending December 31,	Financing obligation	Finance lease

Remaining portion of 2026	$5	$5
2027	20	19
2028	20	19
2029	20	19
2030	20	19
Thereafter	155	148
Total future payments	240	229
Less: amount representing interest	(129)	(112)
Total financing obligation	$111	$117
Less: current portion	(3)	(4)
Long-term portion	$108	$113
The DCSP Financing Arrangements allow for the net settlement of amounts due between the parties and meet the criteria for right of setoff in accordance with ASC 210, Balance Sheet. As of September 30, 2026, the gross amount of the DCSP Note Receivable was $300 million, which is presented net of the financing obligation and finance lease of $229 million. As of December 31, 2025, the gross amount of the DCSP Note Receivable was $304 million, which is presented net of the financing obligation and finance lease of $234 million. For the three months ended September 30, 2026 and 2025, interest income recognized in other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss) was not material. For the nine months ended September 30, 2026 and 2025, interest income recognized in other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss) was $30 million and $18 million, respectively. The total interest expense related to the financing obligation and finance lease associated with this arrangement for the three months ended September 30, 2026 and 2025 was not material. The total interest expense related to the financing obligation and finance lease associated with this arrangement for the nine months ended September 30, 2026 and 2025 was $24 million and $20 million, respectively.
During the nine months ended September 30, 2026, the Company reassessed the DCSP as a VIE following changes affecting the adequacy of the DCSP's equity investment at risk. The Company concluded that it was not the primary beneficiary of the DCSP because it lacked the power to direct the activities that most significantly impact the DCSP's economic performance. Accordingly, the Company did not consolidate the DCSP. The Company's maximum exposure to loss related to the DCSP consists of the carrying amount of the DCSP Note Receivable and the Company's commitment to fund the remaining completion work at the data center. This funding commitment is not subject to a contractual cap; however, the Company estimates the remaining funding obligation to be not material. Amounts funded under this commitment are recoverable from the DCSP only through contingent, unsecured reimbursement rights.
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
Holders of the Series C redeemable convertible preferred stock were entitled to a cumulative dividend that accrued from day-to-day at a rate of 10% per annum of the accumulated stated value, equal to $38.95 per share (the accumulated stated value is the defined "original issue price" at the time of conversion). Cumulative dividends were payable quarterly from the time the shares were issued until the completion of an IPO. These dividends could be paid in cash or in kind by being added to the accumulated stated value. After the IPO and conversion to redeemable Class A common stock, these dividend rights ceased. For the three months ended September 30, 2026 and 2025, the Company paid no dividends. For the nine months ended September 30, 2026 and 2025, the Company paid no cash dividends and $29 million, respectively.
Preferred Stock
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 100 million shares of preferred stock with a par value of $0.000005 per share with rights and preferences, including voting rights, designated from time to time by the Company's board of directors (the "Board"). As of September 30, 2026, there were no shares of preferred stock issued and outstanding.
Common Stock
As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 3.4 billion shares of common stock, with a par value of $0.000005 per share. In March 2025, the Company's certificate of incorporation was amended such that the Company's common stock consisted of Class A common stock, Class B common stock, and Class C common stock. As of September 30, 2026 and December 31, 2025, there were no shares of Class C common stock issued and outstanding.
Common stockholders are entitled to receive any dividends if and when declared by the Board, and upon liquidation or dissolution, are also entitled to receive all assets legally available for distribution to stockholders, ratably in proportion to the number of shares held, subject to the rights of preferred stockholders (if then outstanding). As of September 30, 2026 and December 31, 2025, no dividends on the Company's common stock had been declared by the Board.
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
Equity Distribution Agreement
On September 17, 2026, the Company entered into an Equity Distribution Agreement with a number of sales agents, forward purchasers (each, a "Forward Purchaser" and collectively, the "Forward Purchasers"), and forward sellers (each, a "Forward Seller" and collectively, the "Forward Sellers" and such agreement, the “Equity Distribution Agreement”). The Company filed an automatic shelf registration statement on Form S-3 containing a prospectus with the SEC on June 5, 2026 and filed a related prospectus supplement with the SEC on September 17, 2026, under which the Company may sell, from time to time, up to 35 million shares of its Class A common stock pursuant to the Equity Distribution Agreement through an “at the market” offering program (the “ATM Program”), including both (1) sales of shares of stock through or to the sales agents and (2) sales of borrowed shares of stock by one or more Forward Sellers pursuant to collared forward sale agreements with one or more Forward Purchasers.
Sales of shares of stock through or to the sales agents will generally be at prevailing market prices. Sales of shares of stock pursuant to a collared forward sale agreement will be at a sale price based on the arithmetic average of volume weighted average prices of the Company’s Class A common stock during the relevant valuation period for such collared forward transaction, subject to a floor price and a cap price. The compensation paid by the Company to any sales agent or Forward Seller under the ATM Program may be up to 2.0% of the gross sales price.
No shares were sold and no collared forward sale agreements were entered into under the ATM Program during the three and nine months ended September 30, 2026. As of September 30, 2026, the Company had 35 million shares of its Class A common stock remaining available for sale under the ATM Program.
Warrants to Purchase Common Stock
As of December 31, 2024, the Company had outstanding warrants to purchase shares of the Company's Class A common stock that were classified as liabilities. These warrants were issued in connection with the 2022 Senior Secured Notes, as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
On March 21, 2025, the Company executed an amendment with the warrant holders to fix the exercise price to $1.5495 per share, subject to adjustments for standard anti-dilution adjustments. As a result of the amendment, the Company concluded that the warrants met the requirements for equity classification for contracts that are indexed to the Company's own stock. The Company recognized a net gain of $27 million for the final fair value adjustment pre-modification, and modification and fixing of the exercise price, which was recorded in gain (loss) on fair value adjustments in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025, and reclassified the final value of the warrants to additional paid-in capital.
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

The 2025 Plan authorizes the award of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), RSAs, stock appreciation rights, and RSUs, as well as performance and stock bonus awards. Pursuant to the 2025 Plan, the ISOs may be granted only to employees of the Company, while all other award types may be granted to employees, directors, and consultants. A total of 50 million shares of the Company's Class A common stock were initially reserved, plus any reserved shares of Class A common stock not issued or subject to outstanding grants under the 2019 Plan on the effective date of the 2025 Plan. The number of shares reserved for issuance under the 2025 Plan will increase automatically on January 1 of each of 2026 through 2035 by the number of shares equal to the lesser of (a) five percent of the aggregate number of outstanding shares of all classes of common stock plus the total number of shares of Class A common stock issuable upon conversion of preferred stock (if any), in each case as of the immediately preceding December 31, or (b) such number of shares of Class A common stock as may be determined by the Board or the compensation committee of the Board (the "Compensation Committee"). In the event that shares previously issued under the 2025 Plan are reacquired by the Company pursuant to a forfeiture provision, right of first refusal, or repurchase by the Company, such shares shall be added back to the number of shares then available for issuance under the 2025 Plan. As of September 30, 2026, 60 million shares were available for issuance under the 2025 Plan.
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
Stock Options
The following table summarizes stock option activity under the 2019 Plan (share data and aggregate intrinsic value in millions):

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at December 31, 2025	34	$1.76	6	$2,381
Granted	—	—
Exercised	(10)	1.45
Forfeited, expired, or canceled	(1)	3.54
Outstanding at September 30, 2026	23	$1.85	6	$1,953
Vested and expected to vest at September 30, 2026	23	$1.85	6	$1,953
Exercisable at September 30, 2026	19	$1.45	5	$1,630
The table above does not include the 0.4 million shares subject to options issued in connection with the 2021 Convertible Senior Secured Notes. The option was exercised in March 2026, and the shares were issued in April 2026. Refer to Note 14—Related-Party Transactions for additional information.
The Company did not grant any stock options during the nine months ended September 30, 2026 and 2025.
The aggregate grant date fair value of stock options that vested during the nine months ended September 30, 2026 and 2025 were $24 million and $27 million, respectively.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $950 million and $940 million, respectively. The intrinsic value for options exercised is the difference between the estimated fair value of the stock and the exercise price of the stock option at the date of exercise.
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
The purchase price for shares purchased under the 2025 ESPP during any given purchase period is 85% of the lesser of the fair market value of the Company's Class A common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable purchase period. Each offering period may itself consist of one or more purchase periods. The 2025 ESPP provides for consecutive six-month offering periods, with purchases generally occurring in May and November of each year. As of September 30, 2026 and December 31, 2025, the amount withheld on behalf of employees for future purchases under the ESPP was not material. Stock-based compensation expense during the three and nine months ended September 30, 2026 and 2025 and unrecognized stock-based compensation expense as of September 30, 2026 and 2025 related to the 2025 ESPP were not material.
Restricted Stock Units
RSUs granted typically vest over four years. The following table summarizes restricted stock unit activity under the 2019 and 2025 Plans for the periods presented (share data in millions):

	Shares	Weighted- Average Fair Value Per Share

Balance at December 31, 2025	26	$62.06
Granted	13	93.96
Vested	(7)	66.68
Forfeited, expired, or canceled	(2)	75.40
Unvested balance at September 30, 2026	30	$73.63

Restricted Stock Awards
During the nine months ended September 30, 2026 and 2025, the Company granted 0.1 million and 2 million RSAs, respectively, in connection with its acquisitions. RSAs typically vest over a four-year service period. The grant date fair value of RSAs is based on the Company's closing stock price on the grant date and is recognized as stock-based compensation expense over the vesting period. The aggregate grant date fair value of RSAs that vested during the nine months ended September 30, 2026 was $22 million and were not material for the nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, approximately 1 million and 2 million RSAs remained unvested, respectively. Refer to Note 4—Business Combinations for additional information.
Stock-Based Compensation Expense
As of September 30, 2026, unrecognized stock-based compensation expense related to unvested stock options was $24 million, which is expected to be recognized over a weighted-average period of one year.
As of September 30, 2026, unrecognized stock-based compensation expense related to unvested RSUs and RSAs was $1.8 billion, which is expected to be recognized over a weighted-average period of three years.
Total stock-based compensation expense, net of capitalized costs, recognized in the Company's condensed consolidated statements of operations and comprehensive income (loss) was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Cost of revenue	$6	$4	$24	$9
Technology and infrastructure	68	53	182	155
Sales and marketing	12	10	37	21
General and administrative	74	77	235	288
Total stock-based compensation expense (1)(2)	$160	$144	$478	$473
(1) Stock-based compensation expense was net of capitalized costs related to the development of internal-use software and construction of data centers of $22 million and $12 million during the three months ended September 30, 2026 and 2025, respectively, and $56 million and $43 million during the nine months ended September 30, 2026 and 2025, respectively.
(2) The Company recognized $177 million of stock-based compensation expense, net of $17 million of capitalized costs primarily related to the development of internal-use software, during the nine months ended September 30, 2025, associated with vested RSUs as a result of the satisfaction of the liquidity-event performance-based vesting condition which was satisfied in connection with the IPO.
12. Income Taxes
The Company's effective tax rate was (13)% and 53% for the three months ended September 30, 2026 and 2025, respectively, and (12)% and 4% for the nine months ended September 30, 2026 and 2025, respectively.
The Company recorded income tax expense in 2026 despite experiencing losses before income taxes primarily due to limitations on the Company's ability to realize certain tax benefits, which has resulted in the Company maintaining a valuation allowance on its U.S. deferred tax assets.
The period-over-period change in income tax expense is primarily due to the enactment of the One Big Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025. Accordingly, a one-time benefit was recognized in 2025 primarily due to the deductibility of previously limited deductible business interest expense coupled with a smaller increase in the Company’s U.S. deferred tax assets, on which a full valuation allowance was maintained.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator:
Net loss	$(709)	$(110)	$(2,075)	$(715)
Dividends and accretion on Series C redeemable convertible preferred stock	—	—	—	(29)
Net loss attributable to common stockholders, basic	$(709)	$(110)	$(2,075)	$(744)
Change in fair value of common stock warrants	—	—	—	(27)
Net loss attributable to common stockholders, diluted	$(709)	$(110)	$(2,075)	$(771)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	559	498	546	411
Effect of dilutive securities:
Common stock warrants	—	—	—	1
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	559	498	546	412
Net loss per share attributable to common stockholders, basic	$(1.27)	$(0.22)	$(3.80)	$(1.81)
Net loss per share attributable to common stockholders, diluted	$(1.27)	$(0.22)	$(3.80)	$(1.87)

The number of securities that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows (in millions):

	As of September 30,
	2026	2025

Outstanding convertible notes	100	—
Outstanding stock options	23	37
Outstanding RSUs and RSAs	31	27
Outstanding warrants to purchase common stock	4	4
Total	158	68
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
Unconsolidated Joint Venture
In June 2025, the Company entered into a forward-starting lease and a development management agreement in connection with an unconsolidated joint venture between the Company and a related party. Additionally, in November 2025, the Company entered into a ground lease with the unconsolidated joint venture covering a separate parcel. Refer to Note 3—Investments and Fair Value Measurements for additional information on unconsolidated joint venture and Note 8—Leases for additional information on leases. These agreements are deemed to be priced at market terms as they were negotiated as part of arm's-length negotiations with the other investor in the joint venture. During the nine months ended September 30, 2026, the Company recognized $16 million in development management income and recognized no expense in the condensed consolidated statements of operations and comprehensive income (loss) pursuant to these agreements.
15. Geographic Information
Revenue by geography is based on the address of the customer as specified in the Company's customer contracts. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

United States	$3,437	$1,281	$7,726	$3,358
All other countries	224	84	588	201
Total revenue	$3,661	$1,365	$8,314	$3,559

The Company's long-lived assets are attributed to a country based on the physical location of the assets. The Company defines long-lived assets as property and equipment and lease right-of-use assets because many of these assets cannot be readily moved and are relatively illiquid, subjecting them to geographic risk.
As of September 30, 2026 and December 31, 2025, 89% and 88%, respectively, of the Company's long-lived assets were located in the United States, with no other single country accounting for more than 10% of these assets.

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
Overview
CoreWeave is The Essential Cloud for AI®, purpose-built to accelerate breakthroughs by artificial intelligence ("AI") pioneers, from leading research labs to enterprises fueling business growth. We deliver a comprehensive, tightly integrated platform of advanced infrastructure and proprietary software that enables our customers to build and run AI systems continuously, reliably, and at scale. CoreWeave is trusted by some of the world's leading AI labs and enterprises.
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
We expect to continue incurring additional expenses as a result of projected future growth. This includes support of our overall growth trajectory, in areas such as international expansion, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and professional services.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations and comprehensive income (loss) data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Revenue	$3,661	$1,365	$8,314	$3,559
Operating expenses:
Cost of revenue(1)	1,183	369	2,778	944
Technology and infrastructure(1)	2,025	747	4,805	1,978
Sales and marketing(1)	58	45	187	92
General and administrative(1)	188	152	530	501
Total operating expenses	3,454	1,313	8,300	3,515
Operating income (loss)	207	52	14	44
Gain (loss) on fair value adjustments	—	—	—	27
Interest expense, net	(846)	(310)	(2,022)	(841)
Other income (expense), net	13	21	162	22
Loss before income taxes	(626)	(237)	(1,846)	(748)
Provision for (benefit from) income taxes	83	(127)	229	(33)
Net loss	$(709)	$(110)	$(2,075)	$(715)
_____________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Cost of revenue	$6	$4	$24	$9
Technology and infrastructure	68	53	182	155
Sales and marketing	12	10	37	21
General and administrative	74	77	235	288
Total	$160	$144	$478	$473

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Revenue	$3,661	$1,365	$2,296	168%	$8,314	$3,559	$4,755	134%
Revenue for the three months ended September 30, 2026 increased by $2.3 billion, or 168%, compared to the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2026 increased by $4.8 billion, or 134%, compared to the nine months ended September 30, 2025. This substantial growth was related to increased demand from both existing and new customer contracts and our fulfillment of that demand through our expanded data center footprint. Approximately 90% and 92% of the revenue increase in the three and nine months ended September 30, 2026, respectively, was attributable to expansion within our existing customer base, with the remainder attributable to new customers.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Cost of revenue	$1,183	$369	$814	221%	$2,778	$944	$1,834	194%
Percentage of revenue	32%	27%			33%	27%
Cost of revenue for the three months ended September 30, 2026 increased by $814 million, or 221%, compared to the three months ended September 30, 2025. This increase was primarily attributable to the expansion of existing data centers and the significant increase in the deployment of new data centers, which resulted in an increase in rent expense of approximately $488 million and an increase in data center utilities and power spend of approximately $146 million. The increase is also attributable to an increase in depreciation and amortization related to power installation and distribution systems of approximately $119 million.
Cost of revenue for the nine months ended September 30, 2026 increased by $1.8 billion, or 194%, compared to the nine months ended September 30, 2025. This increase was primarily attributable to the expansion of existing data centers and the significant increase in the deployment of new data centers, which resulted in an increase in rent expense of approximately $1.0 billion and an increase in data center utilities and power spend of approximately $345 million. The increase is also attributable to an increase in depreciation and amortization related to power installation and distribution systems of approximately $259 million.
Technology and Infrastructure

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Technology and infrastructure	$2,025	$747	$1,278	171%	$4,805	$1,978	$2,827	143%
Percentage of revenue	55%	55%			58%	56%
Technology and infrastructure expense for the three months ended September 30, 2026 increased by $1.3 billion, or 171%, compared to the three months ended September 30, 2025. This increase was primarily attributable to an increase in depreciation and amortization of approximately $1.1 billion, from $605 million for the three months ended September 30, 2025, to approximately $1.7 billion for the three months ended September 30, 2026. These increases in depreciation and amortization were related to investments in our platform and servers, switches, and other networking equipment that were placed in service.

Technology and infrastructure expense for the nine months ended September 30, 2026 increased by $2.8 billion, or 143%, compared to the nine months ended September 30, 2025. This increase was primarily attributable to an increase in depreciation and amortization of approximately $2.5 billion, from $1.6 billion for the nine months ended September 30, 2025, to approximately $4.1 billion for the nine months ended September 30, 2026. These increases in depreciation and amortization were related to investments in our platform and servers, switches, and other networking equipment that were placed in service.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Sales and marketing	$58	$45	$13	29%	$187	$92	$95	103%
Percentage of revenue	2%	3%			2%	3%
Sales and marketing expense for the three months ended September 30, 2026 increased by $13 million, or 29%, compared to the three months ended September 30, 2025. This increase was primarily attributable to an increase in personnel costs, including stock-based compensation.
Sales and marketing expense for the nine months ended September 30, 2026 increased by $95 million, or 103%, compared to the nine months ended September 30, 2025. This increase was primarily attributable to an increase of approximately $44 million in personnel costs, including stock-based compensation, and an increase of $34 million in advertising and sponsorship expenses.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
General and administrative	$188	$152	$36	24%	$530	$501	$29	6%
Percentage of revenue	5%	11%			6%	14%
General and administrative expense for the three months ended September 30, 2026 increased by $36 million, or 24%, compared to the three months ended September 30, 2025. This increase was primarily attributable to professional service expenses of approximately $15 million.
General and administrative expense for the nine months ended September 30, 2026 increased by $29 million, or 6%, compared to the nine months ended September 30, 2025. This increase was primarily attributable to software subscription expenses.
Interest Expense, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Interest expense, net	$(846)	$(310)	$(536)	173%	$(2,022)	$(841)	$(1,181)	140%
Interest expense, net for the three months ended September 30, 2026 increased by $536 million, or 173%, compared to the three months ended September 30, 2025. Interest expense, net for the nine months ended September 30, 2026 increased by $1.2 billion, or 140%, compared to the nine months ended September 30, 2025. These increases were primarily attributable to increased borrowing levels and total debt obligations.

Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Other income (expense), net	$13	$21	$(8)	(38)%	$162	$22	$140	636%
Other income (expense), net for the three months ended September 30, 2026 changed unfavorably by $8 million compared to the three months ended September 30, 2025. This change was primarily attributable to a loss of approximately $25 million on an equity method investment reflecting our allocated share of losses on the investments in our unconsolidated joint venture and unfavorable foreign exchange losses of $18 million, partially offset by an increase of interest and investment income of $22 million.
Other income (expense), net for the nine months ended September 30, 2026 changed favorably by $140 million compared to the nine months ended September 30, 2025. This change was primarily attributable to net realized and unrealized gains on fair value adjustments related to our strategic investments of $108 million, an increase of interest and investment income of $69 million, and favorable foreign exchange gains of approximately $34 million, partially offset by a loss of approximately $77 million on an equity method investment reflecting our allocated share of losses on the investments in our unconsolidated joint venture.
Provision for (Benefit From) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in millions)
Provision for (benefit from) income taxes	$83	$(127)	$210	(165)%	$229	$(33)	$262	(794)%
Effective tax rate	(13)%	53%			(12)%	4%
Provision for (benefit from) income taxes for the three months ended September 30, 2026 changed by $210 million, or (165)%, compared to the three months ended September 30, 2025. This change was primarily due to the enactment of the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, which permits the deduction of business interest expense that was previously limited under prior U.S. law. Provision for (benefit from) income taxes for the nine months ended September 30, 2026 changed by $262 million, or (794)%, compared to the nine months ended September 30, 2025. This change was primarily due to decrease in valuation allowances resulting from the enactment of OBBBA, partially offset by an increase in the U.S. federal tax benefit at the statutory rate from a larger pretax loss in the current-year period.

Liquidity and Capital Resources
Our operations have been financed primarily through net proceeds from sales of our equity securities, including in our IPO, and from borrowings pursuant to our Credit Facilities and the issuances of debt securities. The following table summarizes our principal sources of liquidity for the periods presented (in millions):

	September 30, 2026	December 31, 2025

Cash and cash equivalents	$4,122	$3,127
Marketable securities	62	34
Availability under existing facilities(1)	5,653	3,701
Total liquidity	$9,837	$6,862
____________
(1)Refers to secured commitments under the revolving credit facility and delayed draw term loan agreements.
We have generated significant losses from operations, as reflected in our accumulated deficit of $4.7 billion as of September 30, 2026. Additionally, we have generated significant negative cash flows from investing activities as we continue to support the growth of our CoreWeave Cloud Platform. We anticipate making significant investments for the foreseeable future, including in our infrastructure and go-to-market capabilities, to maintain our leadership and position us to continue to capitalize on the AI revolution. We believe our existing balance of cash and cash equivalents and short-term investments, in addition to amounts available for borrowing under our various debt agreements, will be sufficient to meet our obligations due or anticipated to be due within one year from the date of this Quarterly Report on Form 10-Q, including operating expenses, working capital, and current commitments for capital expenditures. Our future capital requirements may depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled "Risk Factors." We anticipate that future investments may require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders. As market conditions warrant, we may from time to time seek to raise additional debt, convertible debt, or equity financing in the public or private markets or repay, redeem, repurchase, or refinance existing debt. In addition, we have received and may continue to seek upfront payments from customers under committed contracts in connection with the deployment of capacity for those customers. Any such financing activities and customer arrangements would depend on prevailing market conditions, our liquidity, and other factors, and may be commenced or suspended at any time.
Cash Flows

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Net cash provided by operating activities	$5,638	$1,499
Net cash used in investing activities	(24,710)	(6,345)
Net cash provided by financing activities	21,346	5,780
Operating Activities
Net cash provided by operating activities was $5.6 billion for the nine months ended September 30, 2026, as compared to net cash provided by operating activities of $1.5 billion for the nine months ended September 30, 2025. The increase was primarily driven by the timing of cash received from customers.
Investing Activities
Net cash used in investing activities was $24.7 billion for the nine months ended September 30, 2026, as compared to $6.3 billion for the nine months ended September 30, 2025. The increase was driven by higher capital investments in our infrastructure, including our GPU fleet, networking equipment, servers, switches and other necessary equipment for infrastructure assets compared to the nine months ended September 30, 2025.

Financing Activities
Net cash provided by financing activities was $21.3 billion for the nine months ended September 30, 2026, as compared to $5.8 billion for the nine months ended September 30, 2025. The increase was driven by the issuance of debt and common stock partially offset by higher paydown of principal on existing debt.
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
During the nine months ended September 30, 2026 and 2025, cash paid for property and equipment was $23.6 billion and $6.2 billion, respectively. We expect to increase, relative to 2025, our investment in our technology and infrastructure, including servers, network equipment, and data center related expenses, to support the growth of our business and our long-term initiatives.
Contractual Obligations
Our significant contractual obligations as of September 30, 2026 consisted of:
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
•contractual commitments for future construction costs associated with building data centers and related technology and infrastructure; and
•other contractual commitments of approximately $4 billion associated with agreements that are enforceable and legally binding, such as routine commitments for the purchase of goods or services entered into in the ordinary course of business, primarily related to the purchase of technology equipment, and enterprise software and service arrangements.
Refer to Note 3—Investments and Fair Value Measurements, Note 5—Property and Equipment, net, Note 8—Leases, Note 9—Commitments and Contingencies, and Note 10—Debt to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
In September 2026, we entered into an Equity Distribution Agreement with a number of sales agents, Forward Purchasers, and Forward Sellers. We filed an automatic shelf registration statement on Form S-3 containing a prospectus with the SEC on June 5, 2026 and filed a related prospectus supplement with the SEC on September 17, 2026, under which we may sell, from time to time, up to 35 million shares of our Class A common stock pursuant to the Equity Distribution Agreement through an ATM Program, including both (1) sales of shares of stock through or to the sales agents and (2) sales of borrowed shares of stock by one or more Forward Sellers pursuant to collared forward sale agreements with one or more Forward Purchasers. Sales of shares of stock through or to the sales agents will generally be at prevailing market prices. Sales of shares of stock pursuant to a collared forward sale agreement will be at a sale price based on the arithmetic average of volume weighted average prices of our Class A common stock during the relevant valuation period for such collared forward transaction, subject to a floor price and a cap price. The compensation paid by us to any sales agent or Forward Seller under the ATM Program may be up to 2.0% of the gross sales price. No shares were sold and no collared forward sale agreements were entered into under the ATM Program during the three and nine months ended September 30, 2026. As of September 30, 2026, we had 35 million shares of our Class A common stock remaining available for sale under the ATM Program.
Debt Financing
As of September 30, 2026, we had $17.6 billion outstanding under our delayed draw term loan facilities. These delayed draw term loan facilities are collateralized with the assets underlying the contributed contracts and the pledged contractual cash flows, generally from investment grade counterparties. They are drawn as we build infrastructure to support customer requirements, and amortize over time as contracted cash flows are generated in a regular and predictable manner, with excess cash made available to us.
As of September 30, 2026, we had $20.8 billion aggregate outstanding principal amount of Notes composed of the following:
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
•$4.0 billion aggregate principal amount of 2032 Convertible Senior Notes; and
•$4.2 billion aggregate principal amount of 2033 Convertible Senior Notes.
We have also entered into various agreements with original equipment manufacturers and a software license vendor (the "OEM and Software License Financing Arrangements"), pursuant to which we obtained financing for certain equipment and software licenses.
Additionally, we had $754 million of available capacity under our $2.5 billion Revolving Credit Facility as of September 30, 2026.
Refer to Note 10—Debt to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 included elsewhere in this Quarterly Report on Form 10-Q for additional information about our debt.

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
Interest Rate Risk
As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $4.2 billion. In addition, we had $2.3 billion of restricted cash and cash equivalents, primarily consisting of bank deposits related to our collateralized loan facility. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We are exposed to interest rate risk related to our outstanding floating rate debt, as a rising interest rate environment may increase the amount of interest paid on these loans. For the three and nine months ended September 30, 2026, for every 100-basis point increase or decrease in interest rates, our interest expense could increase or decrease by approximately $41 million and $123 million, respectively, based on the total balance of our outstanding floating rate debt as of September 30, 2026. The level of our interest rate risk is dependent on our debt exposure and is sensitive to changes in the general level of interest rates.
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

Our foreign exchange forward contracts had a total notional value of $2.4 billion as of September 30, 2026. We estimate that an unfavorable 10% change in the underlying exchange rates would result in unfavorable foreign exchange losses of approximately $236 million, which we expect would be offset by an inverse change in the fair value of the underlying exposure.
Our cross-currency swaps had a total notional value of $2.3 billion as of September 30, 2026. We estimate that an unfavorable 10% change in the underlying exchange rates would result in unfavorable foreign exchange losses of approximately $227 million, which we expect would be offset by an inverse change in the fair value of the underlying exposure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
As disclosed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting related to the lack of effectively designed, implemented, and maintained IT general controls over applications that support our financial reporting processes; insufficient segregation of duties across financially relevant functions, and lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel and related internal controls. We have also concluded that these material weaknesses continued to exist as of September 30, 2026. The deficiencies identified did not result in a material misstatement to our financial statements.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information, refer to Note 9—Commitments and Contingencies—Litigation to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose all or a part of your investment.
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
•Our substantial indebtedness, and restrictive covenants included in our debt agreements, could materially adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, our ability to meet our obligations under our outstanding indebtedness and could divert our cash flow from operations for debt payments, and we may still incur substantially more indebtedness in the future.
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
We do not manufacture the components we use to build the technology infrastructure underlying our platform. We have a limited number of suppliers that we use to procure and configure significant components of the technology infrastructure that we use to operate our platform and provide our solutions and services to our customers. For example, as a result of our obligations in our current customer contracts, all of the GPUs used in our infrastructure today are NVIDIA GPUs and we have a limited number of suppliers for storage and memory components. Additionally, for the year ended December 31, 2025, three suppliers accounted for 23%, 20%, and 17% of total purchases, for the year ended December 31, 2024, three suppliers accounted for 46%, 16%, and 14% of total purchases, and for the year ended December 31, 2023, three suppliers accounted for 57%, 22%, and 11% of total purchases. Utilizing a limited number of suppliers of the components for our technology infrastructure exposes us to risks, including:
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
Additional financing may not be available on terms favorable to us, if at all. If adequate financing is not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, financial condition, and prospects. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. There are a limited number of providers of debt, convertible debt, and equity financing and if other companies are able to offer better risk and return profiles to such parties, we may not be able to raise sufficient funds through debt, convertible debt, and equity financing in the future. Further, the current or future global macroeconomic environment could make it more difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of recently-public companies have been highly volatile as a result of multiple factors including, interest rate volatility, the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, inflation and stagflation, domestic and foreign regulatory uncertainty, disruption of global energy supplies and increases in global energy prices, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, changing appetites for risk by investors, actual or perceived instability in the banking system, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations. Even if we are able to raise such capital, we cannot guarantee that we will deploy it in such a fashion that allows us to achieve better operating results or grow our business.
Moreover, in order to fund investments in our infrastructure, we have pioneered and scaled innovative financing structures that have enabled us to grow our business through timely and flexible access to capital. Our ability to lower our cost of capital depends upon a number of factors, many of which are beyond our control, including broader macroeconomic conditions, such as fluctuations in market interest rates. If we are unable to continue lowering our cost of capital, our ability to effectively compete, especially with larger competitors that have greater financial and other resources and better credit ratings, as well as our operating results, financial condition, and business, may be adversely impacted.
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
Other factors, many of which are beyond our control, that can affect the delivery, performance, and availability of our platform include:
•local community opposition and changing sentiment by government regulators relating to data center development, including in response to public concerns regarding electricity and water use, environmental impact and development, which may result in restrictive government regulation or otherwise impact the future construction, development or operation of additional data centers;
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
Currently, with our joint ventures in Kenilworth, New Jersey and other locations, and in the future with new projects, we are beginning to develop our own data centers, rather than relying on third parties and, because of our limited experience in this area, we could experience unforeseen difficulties. For example, any expansion of our data center infrastructure would be complex, and unanticipated delays in the completion of those projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our platform. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade our platform or increase our costs.
 Our recent growth may not be indicative of our future growth, and if we do not effectively manage our future growth, our business, operating results, financial condition, and prospects may be adversely affected.
We were founded in September 2017, launched our CoreWeave Cloud Platform in 2020, and have experienced significant growth in a short period of time. Our revenue was $3.7 billion and $1.4 billion for the three months ended September 30, 2026 and 2025, respectively, and $8.3 billion and $3.6 billion for the nine months ended September 30, 2026 and 2025, respectively. Investors should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our revenue may stop increasing or may decrease in the future. Even if our revenue continues to increase, our revenue growth rate is expected to decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue will depend on a number of factors, including but not limited to our ability to:
•operate and expand our cloud infrastructure, which may be negatively impacted due to supply chain limitations, labor availability by our contractors, subcontractors and other third parties, direct and third-party partner financing constraints, and data center and/or power availability;
•compete with other companies in our industry, including those with significantly greater financial, technical, marketing, sales, and other resources;
•continue to develop new solutions and services and new functionality for our platform and successfully optimize our existing infrastructure, solutions, and services;
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
As many of these factors are beyond our control, it is difficult for us to accurately forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, we may be unable to maintain consistent revenue or revenue growth, the value of our stock could be volatile, and it may be difficult to achieve and, if achieved, maintain profitability. In addition, changes in the macroeconomic environment, including actual or perceived global banking and finance related issues, domestic and foreign regulatory uncertainty, changes in trade policies (including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments), labor shortages, disruption of global energy supplies and increases in global energy prices, supply chain disruptions, inflation, stagflation, spending environments, geopolitical instability, warfare and uncertainty, including the effects of the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, weak economic conditions in certain regions, or a reduction in AI spending regardless of macroeconomic conditions may impact our growth. In addition, because we have many long-term contracts, changes in the macroeconomic environment that adversely affect our business could result in us having excess capacity that could impact our financial position.
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
A substantial portion of our revenue is driven by a limited number of customers. We recognized approximately 30% and 24% of our revenue from our top two customers for the three months ended September 30, 2026, with no other customer representing 10% or more of our revenue for that period. We recognized an aggregate of approximately 67% of our revenue from our top customer for the three months ended September 30, 2025, with no other customer representing 10% or more of our revenue for that period. In May 2025, we entered into a master services agreement with OpenAI OpCo, LLC ("OpenAI") and in September 2025, we entered into an order form under this master services agreement pursuant to which OpenAI committed to pay us up to approximately $6.5 billion through May 31, 2031 and, as a result, we expect OpenAI to be a significant customer in future periods. Similarly, in March 2026, we entered into an order form under an existing master services agreement pursuant to which Meta Platforms, Inc. ("Meta") initially committed to pay us up to approximately $21.0 billion (inclusive of access to new computing capacity through December 20, 2032 and the exercise of an existing option to access additional computing capacity through April 10, 2032) and, as a result, we also expect Meta to be a significant customer in future periods. We expect that our customer concentration with a limited number of top customers is likely to continue in future years because of the long-term nature of contracts with those customers. Any negative changes in demand from our top customers or the perception of negative changes in demand from our top customers, in their ability or willingness to perform under their contracts with us, in laws or regulations applicable to these customers or the regions in which they operate, or in our broader strategic relationship with these customers, or any failures or alleged or perceived failures to satisfy contractual requirements, would adversely affect our business, operating results, financial condition, and prospects.
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
•delays related to local community opposition or the need to obtain necessary permits from government agencies and utility companies;
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
AI has been developing at a rapid pace, and continues to evolve and change. As demand continues for AI services, AI providers, including our customers, have sought increased compute capacity to enable advancements in their AI models and service the demands of end users. We cannot predict whether additional computing power will continue to be required to develop larger, more powerful AI models and products, or if the practical limits of AI technology will plateau in the future regardless of available compute capacity. For example, demand may decrease significantly for centralized computing power at large data centers if there is either a trend towards increased use of computing power for AI from personal mobile devices or a trend towards smaller data centers located closer to end users. Further, there have been recent developments in AI technology landscape, including open-source AI models, that may lead to compute and other efficiencies that may impact the demand for AI services, including our platform, solutions, and services, which may adversely impact our revenue and profitability. In the event that existing scaling laws do not continue to apply as they have in the past, demand by our customers for compute resources, including our solutions and services, may not continue to increase over time, or may decrease if overall demand for AI is impacted by a lack of further technological development. If we are unable to keep up with the changing AI landscape or in developing services to meet our customers' evolving AI needs, or if the AI landscape does not develop to the extent we or our customers expect, our business, operating results, financial condition, and prospects may be adversely impacted.
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
AI and related industries, including cloud services, are under increasing scrutiny from regulators due to their concerns about market concentration, anti-competitive practices, environmental harm, misuse of AI, security issues and the pace of partnerships and acquisitions involving generative AI startups. As the industry continues to grow, transactions and business conduct by us, our customers and our suppliers will likely continue to draw scrutiny from regulators. Our customers may become subject to further AI regulations, including any restrictions on the total consumption of compute technology, which could cause a delay or impediment to the commercialization of AI technology and could lead to a decrease in demand for our customers' AI infrastructure needs, and may adversely affect our business, operating results, financial condition, and prospects.
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
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including higher interest rates, global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, disruption of global energy supplies and increases in global energy prices, increased risk of inflation, stagflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the United States government shutdown in October and November of 2025, supply chain disruptions, labor shortages, increases in energy costs and potential global recession;
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

•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including higher interest rates, global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, increased risk of inflation, stagflation, disruption of global energy supplies and increases in global energy prices, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the United States government shutdown in October and November of 2025, supply chain disruptions, labor shortages, and potential global recessions;
•rumors and market speculation involving us or other companies in our industry;
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
Conditions in our market could change rapidly and significantly as a result of technological advancements, including but not limited to increased advancements and proliferation in the use of AI and high performance computing, partnerships between or acquisitions by our competitors, continuing market consolidation, including consolidation of potential or existing customers with our competitors. New entrants that successfully enter into our market in the future could compete effectively against us. Some of our competitors have recently made or could make acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions and services than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue, gross margin and operating margin, increased net losses, and loss of market share.
Even if there is significant demand for specialized AI cloud infrastructure services like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in general purpose cloud solutions and services that are already generally accepted as necessary components of an organization's operational architecture, we may face a decline or have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other cloud infrastructure providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of purchasing our solutions and services for a variety of reasons. If we are unable to compete successfully, or if competing successfully requires us to take aggressive action with respect to pricing or other actions, including due to increasing use of open-weight models in the future or due to other factors, our business, operating results, financial condition, and prospects would be adversely affected.
We and our third-party providers, face network or data security incidents from time to time and a network or data security incident against us, or our third-party providers, whether actual, alleged, or perceived, could harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, financial condition, and prospects.
Companies are subject to an increasing number, and wide variety, of attacks on their networks on an ongoing basis. Traditional computer "hackers," malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud or bad actors, theft or misuse, denial of service attacks, misconfigurations, bugs, or other vulnerabilities in commercial software that is integrated into our (or our suppliers' or service providers') IT systems, and sophisticated nation-state sponsored actors engage in cyber intrusions and attacks that create risks for our infrastructure and the data, including personal information, which it hosts and transmits. State-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts. Additionally, bad actors increasingly utilize AI-based tools to execute sophisticated attacks at a low cost to them and autonomous AI agents have executed successful attacks, creating unprecedented cybersecurity challenges, particularly where, for example, such tools are exploited by third parties to breach our or other parties' systems, including when such technologies are used to target or impersonate our employees in order to gain unauthorized access to our systems. As these AI-based tools and autonomous AI agents become more advanced, the risks and uncertainties that we face from network or data security incidents increase exponentially and may require us to invest in additional defensive capabilities. We may be a valuable target for cyberattacks given our size, increased awareness of our company since our initial public offering and the critical data which we host and transmit.
Although we have implemented security measures designed to prevent such attacks, including mandating training for our employees, continuing to hire personnel with cybersecurity expertise, and reviewing our third-party providers' security measures, we cannot guarantee that such measures will operate effectively to protect our and our third-party providers' infrastructure, systems, networks, and physical facilities from breach due to the actions of outside parties or human error, malfeasance, insider threats, system errors or vulnerabilities, insufficient cybersecurity controls, a combination of the foregoing, or otherwise, and as a result, unauthorized parties have, in the past, and may, in the future, obtain access to our, our third-party providers' or our customers' systems, networks, or data. The techniques used to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently and are often unrecognizable until launched against a target, and therefore we may be unable to anticipate these techniques and implement adequate preventative measures. Our servers may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Protecting our own assets has become more expensive and these costs may increase as we gain more assets and as the threat landscape increases, including as a result of bad actors misusing AI. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. These risks are exacerbated by developments in generative AI and the use of autonomous AI agents. A breach in our or our third-party providers' data security or an attack against our platform could and have impacted our infrastructure and systems, creating system disruptions or slowdowns and providing access to malicious parties to information hosted and transmitted by our infrastructure, resulting in data, including the data of our customers, being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and reputational harm and adversely affect our financial condition. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. If compromised, our own systems could be used to facilitate or magnify an attack. Further, the increase in remote work by companies and individuals in recent years has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. Finally, we have acquired and expect to continue to acquire companies with cybersecurity vulnerabilities or unsophisticated security measures, which exposes us to significant cybersecurity, operational and financial risks.
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
We incurred net losses of $709 million and $110 million for the three months ended September 30, 2026 and 2025, respectively, and we may not achieve or, if achieved, sustain profitability in the future. As of September 30, 2026, we had an accumulated deficit of $4.7 billion. While we have historically experienced significant growth in revenue over the last three years, we cannot predict whether we will maintain this level of growth or when we will achieve positive net income. We also expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, continuing to invest in the technology infrastructure underlying our platform and data center expansion, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations and new verticals, which will negatively affect our gross margins and operating results if our total revenue does not increase.
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
We have a limited history selling access to our AI infrastructure cloud services and proprietary managed software and application services through our CoreWeave Cloud Platform under our current business model and we are continuing to scale our operations and evolve our go-to-market strategy. We currently sell access to our platform either through committed contracts, which are take-or-pay, or on-demand, which are pay-as-you-go. Committed contracts generally have a predetermined term and start either on a fixed date or when we deliver the capacity specified in the contract. For each of the three months ended September 30, 2026 and 2025, committed contracts accounted for 98% of our revenue. There is no guarantee that in the future customers will continue to be willing to enter into, and that the industry will continue to support, a take-or-pay model, and any move towards a pay-as-you-go and other consumption-based models will impact our ability to forecast our expected cash flows and operating results, impact our margins, and affect our business, operating results, financial condition, and prospects. In addition, our customers may find that there are relatively low costs to switch to alternatives to our CoreWeave Cloud Platform at the end of their committed contracts, and if they do not continue to work with us after their contracts have expired our future financial results would be materially and adversely affected.
Moreover, our committed contracts typically include a prepayment from our customers prior to them receiving access to our services. As of December 31, 2025, 2024, and 2023, the weighted-average prepayment across all our active contracts was 15% to 25% of the TCV. The level of prepayments we receive from customers may fluctuate over time as we continue to scale our operations and evolve our go-to-market strategy, customer base, and the use cases for our platform. Moreover, any changes in the timing or level of customer payments, including prepayments, would impact our cash flows. Furthermore, scaling our operations and evolving our go-to-market strategy may take more time and require more effort to implement than anticipated and may have results that are difficult to predict which could result in decreased revenue from our customers and could affect our ability to achieve profitability. Our business and pricing models have not been fully proven, and we have only a limited operating history with our current business and pricing models to evaluate our business and prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth and our ability to plan for changes to our business and pricing models due to increasing use of open-weight models in the future. Moreover, our historical revenue growth should not be considered indicative of our future performance.
If we are unable to attract new customers, retain existing customers, and/or expand sales of our platform, solutions, and services to such customers, we may not achieve the growth we expect, which would adversely affect our business, operating results, financial condition, and prospects.
In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our platform. We may experience difficulties demonstrating to customers the value of our platform and any new solutions and services that we offer. As we develop and introduce new solutions and services and add new and upgraded components of our platform (such as our announcement that NVIDIA Vera Rubin NVL72 was available on CoreWeave in the third quarter of 2026), we face the risk that customers may not value or be willing to adopt these newer offerings, and may forgo adopting one or more newer generations of our existing offerings. Regardless of the improved features or superior performance of the newer offerings, customers may be unwilling to adopt our platform due to design or pricing constraints, among other reasons. Even if customers choose to adopt our platform or new solutions and services that we develop, they may be slow to do so. Because of the extensive time and resources that we invest in research and development, if we are unable to sell new solutions and services, our revenue may decline and our business, operating results, financial condition, and prospects could be negatively affected. Historically, we have used an internal sales team that is focused on responding to inbound inquiries, outbound prospecting targeting specific customers, expanding sales of our platform to existing customers, and expanding our revenue in specific markets to drive revenue growth. If our sales team is not successful at growing our customer base, our future growth will be impacted.
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
•negative media, industry, or financial analyst commentary or market rumors regarding our company, our platform, AI, and the identities and activities of some of our customers;
•decreased spending on specialized AI cloud infrastructure services or AI or high performance computing development generally;
•deteriorating general economic and geopolitical conditions, including higher interest rates;
•future governmental regulation, which could adversely impact growth of the AI sector;
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
Our long-term success depends, in part, on our ability to expand the sale of our platform to customers located outside of the United States and to operate data centers outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, financial condition, and prospects.
We currently generate a small portion of our revenue outside of the United States. We conduct business activities in various foreign countries and have announced expansions to countries like India and Indonesia, where we have limited experience. The challenges of conducting business in these markets can be significantly different from those we have faced in more developed markets and local business practices may create internal control risks. Such risks could have a material adverse effect on our business, operating results, financial condition, and prospects and could include:
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
•compliance with anti-bribery laws and anti-corruption laws by us, our employees, our service providers, and our business partners;
•establishing and maintaining effective controls at foreign locations and the associated increased costs;
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

•challenges and complexities inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
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

Negative publicity or market rumors, whether or not accurate, have arisen from time to time, and may arise in the future, concerning us or our employees, customers, suppliers, service providers, or partners, and could adversely affect our business, operating results, financial condition, and prospects.
Negative publicity or market rumors have arisen from time to time, and may arise in the future, concerning our company, our ability to obtain financing, or our platform, solutions, or services. Such negative publicity or rumors, whether or not accurate, could adversely affect our reputation and confidence in our platform, solutions, or services, which could harm our business, operating results, financial condition, stock price, and prospects. For example, in October 2026, the trading prices of our Class A common stock and of certain of our outstanding notes declined significantly and market yields on certain of our notes increased substantially due in part to negative publicity and market rumors about our company, our use of indebtedness, and our ability and that of other AI-related companies to obtain financing to support our respective capital requirements, as well as broader market conditions, including higher interest rates and declines in the trading prices of other AI infrastructure companies, A decline in the trading price of shares of our Class A common stock due to negative publicity or market rumors like that, even if inaccurate, can cause significant and material harm to our business and future prospects.
Our reputation may also be harmed by employee misconduct, which we have experienced in the past, and misconduct by our partners, consultants, suppliers, and outsourced service providers. Additionally, negative publicity or market rumors concerning our competitors, the AI industry, or AI generally that could become associated with us and may diminish confidence in our company and our platform, solutions or services, even when the underlying events do not involve us. Finally, negative publicity concerning our partners or service providers could also affect our business, operating results, financial condition, and prospects to the extent that we depend on these partners or if our customers or prospective customers associate us with them.

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
Our ownership stakes in a number of joint ventures that own real property or are engaged in the development of real property, including our Kenilworth, New Jersey joint venture, and any future acquisitions that include real property, subject us to the general risks associated with the ownership of real property.
We currently lease all of our existing data centers and offices. We also have ownership stakes in a number of joint ventures that own real property or are engaged in the development of real property, including our joint venture that is developing a multi-phase data center campus in Kenilworth, New Jersey. In the future, we could make additional acquisitions that include real property. As a result of our ownership stakes in joint ventures that own or develop real property and for any future acquisitions, we are subject to the general risks associated with the ownership of real property, including:
•changes in governmental laws and regulations, such as the Americans with Disabilities Act and local zoning ordinances, as well as local community opposition and changes made in response to public concerns regarding electricity and water use, environmental impact and development, which changes may result in restrictive government regulation, additional compliance costs, or may otherwise impact the future construction, development or operation of additional data centers;
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
The anticipated benefits of joint ventures may not be fully realized or take longer to realize than expected. In addition, our joint venture investments could expose us to risks and liabilities in connection with the formation of new joint ventures, the operation of such joint ventures without sole decision-making authority, and our reliance on joint venture partners who may have economic and business interests that are inconsistent with our business interests.
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
We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2026, our total indebtedness was $47.5 billion and we had $5.7 billion of undrawn availability under our Revolving Credit Facility, DDTL 4.0 Facility (as defined below), and DDTL 5.5 Facility (as defined below). In July 2023, CoreWeave Compute Acquisition Co. II, LLC, our direct, wholly owned subsidiary, entered into the DDTL 1.0 Facility providing for up to $2.3 billion in delayed draw term loans. In May 2024, CoreWeave Compute Acquisition Co. IV, LLC, our direct, wholly owned subsidiary, entered into the DDTL 2.0 Facility providing for up to $7.6 billion in delayed draw term loans. In September 2025, we further amended the DDTL 2.0 Facility by entering into the DDTL 2.1 Facility to create a new tranche of delayed draw term loan facility up to $3.0 billion and extend the draw period for new borrowings to March 2026. In July 2025, CoreWeave Compute Acquisition Co. V, LLC, our direct, wholly owned subsidiary, and CoreWeave Compute Acquisition Co. VII, LLC, our indirect subsidiary, entered into the DDTL 3.0 Facility providing for up to $2.6 billion in delayed draw term loans. On March 30, 2026, CoreWeave Compute Acquisition Co. VIII, LLC, our indirect subsidiary, entered into the DDTL 4.0 Facility providing for an $8.5 billion delayed draw term loan facility (the "DDTL 4.0 Facility"). On May 15, 2026, CoreWeave Financing DDTL V, LLC, our indirect subsidiary, entered into the DDTL 5.0 Facility, providing for a $3.1 billion delayed draw term loan facility (the “DDTL 5.0 Facility”). On August 7, 2026, CoreWeave Financing DDTL V-V, LLC, our indirect subsidiary, entered into the DDTL 5.5 Facility providing for a $2.6 billion delayed draw term loan facility (the “DDTL 5.5 Facility” and together with the DDTL 1.0 Facility, the DDTL 2.0 Facility, the DDTL 2.1 Facility, the DDTL 3.0 Facility, the DDTL 4.0 Facility, and the DDTL 5.0 Facility, the "DDTL Facilities"). All obligations under the DDTL Facilities, other than the DDTL 4.0 Facility, are unconditionally guaranteed by us. The DDTL 4.0 Facility is non-recourse, except for limited guarantees related to customary non-recourse carve-out obligations. In November 2025, we amended our Revolving Credit Facility to increase its capacity to $2.5 billion, to modify certain covenant metrics, and to extend its maturity to November 2029 (together with the DDTL Facilities, the "Credit Facilities"). As of September 30, 2026, we had entered into the OEM and Software License Financing Arrangements and obtained financing for certain equipment and software licenses with an outstanding balance of $7.7 billion. In May 2025, we issued $2.0 billion in aggregate principal amount of 2030 Senior Notes. In July 2025, we issued $1.8 billion in aggregate principal amount of 2031 9.00% Senior Notes. In December 2025, we issued $2.6 billion in aggregate principal amount of 1.75% Convertible Senior Notes due 2031 (the "2031 Convertible Senior Notes"). In April 2026, we issued $2.8 billion in aggregate principal amount of 9.750% Senior Notes due 2031 (the "2031 9.75% Senior Notes") and $4.0 billion in aggregate principal amount of 1.75% Convertible Senior Notes due 2032 (the “2032 Convertible Senior Notes”). In June 2026, we issued $1.3 billion in aggregate principal amount of 9.625% Senior Notes due 2032 (the "2032 9.625% Senior Notes") and €2.0 billion in aggregate principal amount of euro-denominated 8.500% Senior Notes due 2032 (the "2032 EUR Senior Notes" and, together with the 2032 9.625% Senior Notes, the “2032 Senior Notes”). In September 2026, we issued $4.2 billion in aggregate principal amount of 2.875% Convertible Senior Notes due 2033 (the “2033 Convertible Senior Notes” and, together with the 2030 Senior Notes, the 2031 9.00% Senior Notes, the

2031 9.75% Senior Notes, the 2031 Convertible Senior Notes, the 2032 Convertible Senior Notes, and the 2032 Senior Notes, the "Notes"). The Notes are guaranteed on a senior unsecured basis by certain of our wholly-owned subsidiaries and certain of our future direct and indirect wholly owned domestic restricted subsidiaries that guarantee the Revolving Credit Facility.
In addition to our substantial debt, we lease all of our data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of September 30, 2026, we recorded operating lease liabilities of $18.7 billion, which represent our obligation to make lease payments under those lease arrangements. Subject to the limits contained in the credit agreements that govern our Credit Facilities and the indentures that govern the Notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;
•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, or other general corporate purposes may be impaired;
•market interest rates have increased recently and continued increases in interest rates will result in higher interest costs under our current and future indebtedness;
•a substantial portion of cash flow from operations are required to be dedicated to the payment of principal and interest on our indebtedness, which reduces our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, and other purposes;
•we could be more vulnerable to economic downturns and adverse industry conditions, including changing perceptions about the use of indebtedness to finance data center construction and development, and our flexibility to plan for, or react to, changes in our business or industry is more limited;
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

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. For the nine months ended September 30, 2026, our cash flows dedicated for debt service requirements totaled approximately $9.1 billion, consisting of $7.6 billion of principal payments and $1.6 billion of interest payments, inclusive of $220 million related to capitalized interest. For the nine months ended September 30, 2026, our net cash provided by operating activities was $5.6 billion, which includes interest paid, net of capitalized amounts of $1.3 billion. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Further, any refinancing or restructuring of our indebtedness could be at higher interest rates, may cause us to incur debt extinguishment costs, and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness to be due and payable and/or elect to exercise other rights, such as the lenders under our Revolving Credit Facility terminating their commitments thereunder and ceasing to make further loans or the lenders under our DDTL Facilities instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our business, operating results, financial condition, and prospects.
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
Furthermore, the majority of the debt under our Credit Facilities bears interest at variable rates, the majority of which is unhedged. Market interest rates have increased and if interest rates associated with our floating rate debt (e.g., SOFR) continue to increase in the future, our debt service obligations on our Credit Facilities would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, an increase in interest rates both for our existing floating rate debt and for prevailing market interest rates, such as the recent increases in interest rates that we have observed, could adversely affect our future ability to obtain financing, materially increase the cost of any additional financing, and could materially and adversely affect our stock price.
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
In connection with the pricing of the 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, and 2033 Convertible Senior Notes we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, or 2033 Convertible Senior Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, or 2033 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap.
We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates were expected to enter into various derivative transactions with respect to our Class A common stock and/or purchase shares of our Class A common stock concurrently with or shortly after the pricing of the 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, and 2033 Convertible Senior Notes. This activity could have increased (or reduced the size of any decrease in) the market price of our Class A common stock at that time.
In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, or 2033 Convertible Senior Notes and prior to the maturity of the 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, or 2033 Convertible Senior Notes. This activity could also cause or moderate an increase or a decrease in the market price of our Class A common stock.
In addition, if any such capped call transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our Class A common stock, which could adversely affect the value of our Class A common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our Class A common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will not discontinue these transactions without notice. If we issue additional convertible notes in future periods we may enter into additional capped call transactions that may affect our Class A common stock in a similar manner as the capped call transactions related to the 2031 Convertible Senior Notes, 2032 Convertible Senior Notes or 2033 Convertible Senior Notes.
The conditional conversion feature of our 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, or 2033 Convertible Senior Notes if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, or 2033 Convertible Senior Notes is triggered, holders of 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, or 2033 Convertible Senior Notes will be entitled to convert the 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, or 2033 Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, or 2033 Convertible Senior Notes unless we elect (or are deemed to have elected) to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, or 2033 Convertible Senior Notes we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2031 Convertible Senior Notes, 2032 Convertible Senior Notes, or 2033 Convertible Senior

Notes as a current liability (rather than long term liability), which would result in a material reduction of our net working capital.
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
Additionally, many of our key personnel hold a substantial number of shares of our common stock, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), or stock options, many of which are vested. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested RSUs, RSAs, or options have significantly appreciated in value. Conversely, if the trading price for a share of our Class A common stock declines significantly, then certain of our key personnel may be more likely to terminate their employment with us because of the reduced retention value of those awards.
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

We pursue the registration of our trademarks, service marks, patents, and domain names in the United States and in certain foreign jurisdictions. These processes are expensive and may not be successful in all jurisdictions or for every such application, and we may not pursue such protections in all jurisdictions that may be relevant, for all our goods or services or in every class of goods and services in which we operate. As such, policing unauthorized use of our technology or platform is difficult. Additionally, we may not be able to obtain, maintain, protect, exploit, defend, or enforce our intellectual property rights in every foreign jurisdiction in which we operate. For example, effective trade secret protection may not be available in every country in which our platform is available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our platform by copying functionality. Any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill and if we do not adequately protect our rights in trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. The legal systems of certain countries do not favor the enforcement of trademarks, trade secrets, and other intellectual property and proprietary protection, which could make it difficult for us to stop the infringement, misappropriation, dilution, or other violation of our intellectual property or marketing of competing platforms, solutions, or services in violation of our intellectual property rights generally. Any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our intellectual property rights. If we fail to maintain, protect and enhance our intellectual property rights, our business, operating results, financial condition, and prospects may be harmed.
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
Third parties have claimed and may, in the future, claim that our platform infringes, misappropriates, or otherwise violates their intellectual property rights, and such claims could be time-consuming or costly to defend or settle, result in the loss of significant rights, or harm our relationships with our customers or reputation in the industry.
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
Companies in the cloud infrastructure and technology industries, including some of our current and potential competitors, may own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections have sought and may, in the future, seek to assert patent claims against us. From time to time, third parties, including certain of these leading companies, have invited us to license their patents and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our third-party partners, or our customers. We have received and may, in the future, receive notices that claim we have misappropriated, misused, or infringed other parties' intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims.

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
On occasion, companies that use open-source software have faced claims challenging their use of open-source software or compliance with open-source license terms. There is evolving legal precedent for interpreting the terms of certain open-source licenses, including the determination of which works are subject to the terms of such licenses. The terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize any offerings incorporating such software. Moreover, we cannot ensure that our processes for controlling our use of open-source software in our platform will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims, regardless of validity, could result in time consuming and costly litigation, divert management's time and attention away from developing the business, expose us to customer indemnity claims, or force us to disclose source code. Litigation could be costly for us to defend, result in paying damages, entering into unfavorable licenses, have a negative effect on our business, operating results, financial condition, and prospects, or cause delays by requiring us to devote additional research and development resources to change our solution.

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
Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety and environmental laws, including those related to energy usage and energy efficiency requirements, privacy and data protection laws, laws governing AI, financial services laws, anti-bribery laws, sanctions, national security, tariffs and trade restrictions, anti-boycott, federal securities laws, and tax laws and regulations.
For example, government authorities have sought to restrict data center development based on environmental considerations or local community opposition and have imposed moratoria on data center development, such as the executive order issued by the Governor of New York in July 2026 pausing, for up to one year, discretionary state environmental permits for new or expanded data centers that consume or can consume 50 megawatts or more of power. Other jurisdictions are considering similar measures, and authorities may impose additional or broader restrictions in the future. Government authorities have also cited concerns about energy usage, required new data centers to meet energy efficiency requirements, or regulated the use of power by large energy consumers. We may face higher costs, delays in or the inability to complete planned capacity expansions, or the loss of customer opportunities from any laws imposing moratoria on data center development, requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements. Government authorities may also impose tariffs, duties, or other restrictions on imports of components necessary to develop and operate our cloud platform, which could increase costs or adversely affect supply chains. Changes to federal, state, or local tax laws could also increase our costs or adversely affect the economics of existing or planned projects.
In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. In particular, the global AI regulatory environment continues to evolve as regulators and lawmakers have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. A number of U.S. states are considering enacting or have already enacted regulations concerning AI technologies, with new state laws that took effect recently or will take effect in the near future, which may impact our or our customers' ability to train, deploy, or release AI models, and increase our compliance costs. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions and could expose responsible employees and managers to criminal penalties, including imprisonment. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition, and prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management's attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, financial condition, and prospects.

We are involved in litigation that may adversely affect us.
We are, and may in the future be subject to claims, suits, and other proceedings, including a putative securities class action that was filed against us as well as certain derivative actions purportedly filed on our behalf, as further described in Note 9—Commitments and Contingencies — Litigation in the notes to the condensed consolidated financial statements. Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our business, operating results, financial condition, and prospects. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that would adversely affect our business, financial condition, operating results, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot ensure that the results of any of these actions will not have a material adverse effect on our business, operating results, financial condition, and prospects.
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
The material weaknesses identified pertained to the lack of effectively designed, implemented, and maintained IT general controls over applications that support our financial reporting processes, insufficient segregation of duties across financially relevant functions, and lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel, and related internal controls. We have also concluded that these material weaknesses continued to exist as of September 30, 2026.

As of September 30, 2026, we have taken and will continue to take action to remediate these material weaknesses, including:
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
In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% cumulative change (by value) in ownership by "5 percent shareholders" over a rolling three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. We have experienced, and may in the future experience, ownership changes as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. NOL carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, we may undergo additional ownership changes in the future, which could further limit our ability to use our NOLs and other pre-change tax attributes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase our state income tax liabilities. As a result of the foregoing, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore a majority of our revenue is not subject to foreign currency risk. However, strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the United States, which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the U.S. dollar strengthens in the future, this could adversely affect our business, operating results, financial condition, and prospects. In addition, increased international sales in the future, including through continued international expansion such as our announcements regarding our planned expansions to Indonesia and India, could result in foreign currency denominated sales, which would increase our foreign currency risk.
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

Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock has been, and may continue to be, volatile regardless of our operating performance, and you could lose all or part of your investment.
The trading price of our Class A common stock has been and may continue to be volatile regardless of our operating performance and we cannot predict the prices at which our Class A common stock will continue to trade. Since our initial public offering in March 2025, the closing price of a share of our Class A common stock on Nasdaq has varied from $35.42 to $183.58. The market price of our Class A common stock depends on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include, but are not limited to, the following:
•actual or anticipated changes or fluctuations in our operating results;
•higher interest rates that impact our existing indebtedness or our incurrence of any additional indebtedness;
•rumors and market speculation involving us or other companies in our industry;
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
•the global political, economic, and macroeconomic climate, including but not limited to, higher interest rates, actual or perceived instability in the banking industry, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, such as the United States government shutdown in October and November of 2025, domestic and foreign regulatory uncertainty, disruption of global energy supplies and increases in global energy prices, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments, labor shortages, supply chain disruptions, potential recession, and inflation and stagflation;
•other events or factors, including those resulting from war and armed conflict, including the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, incidents of terrorism, or responses to these events; and
•cybersecurity incidents.
In addition, the stock market in general, and the market for AI-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic and geopolitical uncertainty. These economic, political, regulatory, and market conditions have and may continue to negatively impact the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company's securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management's attention and resources from our business. This could have an adverse effect on our business, operating results, financial condition, and prospects.
Sales of substantial amounts of our Class A common stock in the public markets or issuance of additional shares of our Class A common stock or convertible securities, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, including sales pursuant to our ATM Program and shares of our Class A common stock held by our Co-Founders that have been converted from shares of our Class B common stock, and particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.
Moreover, in September 2026 we entered into an Equity Distribution Agreement with a number of sales agents, Forward Purchasers, and Forward Sellers, and filed a prospectus supplement related to our automatic shelf registration statement on Form S-3 under which we may sell, from time to time, up to 35 million shares of our Class A common stock pursuant to the Equity Distribution Agreement through an ATM Program. In connection with any collared forward sale agreement under our ATM Program, the relevant Forward Purchaser will borrow from third parties and, through its affiliated Forward Seller, sell the number of shares of our Class A common stock underlying such collared forward sale agreement over the applicable forward hedge selling period. Sales of a substantial number of shares of our Class A common stock into the public market pursuant to our ATM Program or as a result of any shares issued by us or sold in connection with the collared forward sale agreement, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.
Pursuant to our third amended and restated investors' rights agreement, dated May 16, 2024, certain holders of our Class A common stock can require us to file registration statements for the public resale of the Class A common stock held by them or to include such shares in registration statements that we may file for us or other stockholders. We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with option exercises, warrant exercises, financings, acquisitions, investments, or otherwise, including if holders of our 2031 Convertible Notes, 2032 Convertible Notes, or 2033 Convertible Notes elect to convert their notes to shares of our Class A common stock.
Any further issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline. Our decision to issue securities pursuant to our ATM Program or any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their percentage ownership.
Any transactions effected by the Forward Purchasers and/or their affiliates to establish, modify or, in some cases, unwind the Forward Purchasers’ hedge positions in connection with any collared forward transactions may have a positive, negative or neutral impact on the market price of shares of our Class A common stock.
In connection with any collared forward sale agreement pursuant to the Equity Distribution Agreement, the relevant Forward Purchaser will borrow from third parties and, through its affiliated Forward Seller, sell the number of shares of our Class A common stock underlying such collared forward sale agreement over the applicable forward hedge selling period, all subject to the terms of the Equity Distribution Agreement and such collared forward sale agreement. Such sales could have the effect of decreasing, or limiting an increase in, the market price of shares of our Class A common stock. We have been advised by each of the Forward Purchasers that it expects that, on the same days during such forward hedge selling period when its affiliated Forward Seller is so selling the number of shares of our Class A common stock underlying such collared forward sale agreement, such Forward Purchaser or its affiliates will be contemporaneously purchasing a substantial portion of such number of shares in the open market for its own account in a manner designed to avoid the matching or crossing of those sales and purchases, as each of the Forward Purchasers expects its initial hedge position in respect of each collared forward transaction to be less than such number of shares of our Class A common stock underlying such collared forward sale agreement. Such purchases in the open market may separately have the effect of increasing, or limiting a decrease in, the market price of shares of our Class A common stock.
In addition, we have been advised by each of the Forward Purchasers that it expects to dynamically modify its hedge positions for its own account by it (or its affiliates or agents) buying or selling shares of our Class A common stock or engaging in derivatives or other transactions with respect to shares of our Class A common stock from time to time during the term of a particular collared forward transaction, including during the valuation period for such collared forward transaction. The purchases and sales of shares of our Class A common stock or other hedging transactions by the relevant Forward Purchaser to dynamically modify its hedge positions from time to time during the term of a collared forward transaction may variously have a positive, negative or neutral impact on the market price of shares of our Class A common stock, depending on market conditions at such times, and may occur at a time when we are otherwise engaged in a distribution of shares of our Class A common stock to the public.
In addition, subject to certain conditions specified in the relevant collared forward sale agreement, we have the right to elect to receive a portion of the consideration owed to us at settlement of the collared forward sale agreement in the form of shares of our Class A common stock in lieu of cash, with the number of shares of our Class A common stock deliverable to us calculated over a period of time following the date we make such election (which period may extend past the physical settlement date of the relevant collared forward transaction) based on the average of the SEC Rule 10b-18 volume-weighted average prices, as measured under the collared forward sale agreement, of our Class A common stock during that period. We refer to such period as the “unwind period.” Purchases of, and other hedge unwind transactions with respect to, our Class A common stock by the relevant Forward Purchaser (or any of its affiliates or agents) during such unwind period in connection with settlement of any collared forward transaction may have the effect of increasing, or limiting a decrease in, the market price of our Class A common stock during such unwind period.
We are limited to physical settlement for a collared forward transaction.
We expect that settlement of any collared forward transaction generally will occur not later than the settlement date specified in the applicable collared forward sale agreement pursuant to the Equity Distribution Agreement. We also expect that each collared forward transaction will be physically settled by delivery of shares of our Class A common stock. Upon physical settlement of such collared forward transaction, delivery of shares of our Class A common stock in connection with such physical settlement would result in dilution to our earnings per share and return on equity to the extent we have positive net income at such time.
We will be obligated to settle each collared forward transaction physically by delivery of the number of shares of our Class A common stock underlying such collared forward transaction against payment therefor. Consequently, we will not be able to avoid settling a collared forward transaction by issuing shares of our Class A common stock against payment therefor at the time of settlement even if we do not have a need for capital at that time. In addition to resulting in dilution to our earnings per share as well as return on equity, physical settlement of a collared forward transaction may adversely affect the market price of our Class A common stock.
Notwithstanding the general requirement that we physically settle each collared forward transaction, we may, subject to certain conditions, elect to receive a portion of the consideration owed to us at settlement of any collared forward sale agreement in the form of shares of our Class A common stock in lieu of cash, with the number of shares of our Class A common stock deliverable to us calculated over the applicable unwind period.
Under each collared forward sale agreement, the relevant Forward Purchaser will have the right to terminate a collared forward transaction (or, in certain cases, the portion thereof that it determines is affected by the event giving rise to the termination right) at any time prior to physical settlement and require us to unwind the collared forward transaction by paying cash, or, at our election, in certain cases and subject to certain conditions, by delivering shares (or, in the case of a merger, any alternative property receivable upon such merger) having an equal value on a date specified by such Forward Purchaser under certain conditions or upon the occurrence of certain events, irrespective of our interests, including our need for capital.
The multi-class structure of our common stock has the effect of concentrating voting power with our Co-Founders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. As of September 30, 2026, our Co-Founders collectively hold all of the issued and outstanding shares of our Class B common stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, our Co-Founders collectively continue to control a significant percentage of the combined voting power of our common stock, which voting power may increase over time upon the exercise or settlement and exchange of equity awards held by our Co-Founders pursuant to their equity exchange rights which provide each Co-Founder with the right (but not obligation) to require us to exchange, for shares of our Class B common stock, any shares of our Class A common stock received by him upon the exercise or settlement of equity awards for shares of our Class A common stock granted prior to September 2024. Therefore, our Co-Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on any appreciation in the price of our Class A common stock.
We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Additionally, our ability to pay dividends or make distributions is limited by certain restrictions contained in our Credit Facilities. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, restrictions in our debt instruments and other factors that our board of directors may deem relevant. Accordingly, investors must rely on sales of their Class A common stock after any price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
Our business depends on the overall demand for and adoption of AI and high performance computing and cloud infrastructure and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including United States and global macroeconomic issues, higher interest rates, actual or perceived global banking and finance related issues, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers or retaliation for those measures by other governments, labor shortages, supply chain disruptions, disruption of global energy supplies and increases in global energy prices, higher interest rates, inflation, and stagflation, spending environments, geopolitical instability, warfare and uncertainty, including the effects of the conflicts in the Middle East and Ukraine, tensions between China and Taiwan, weak economic conditions in certain regions or a reduction in business spending, including spending on developing AI and high performance computing capabilities and on cloud infrastructure, regardless of macroeconomic conditions, could adversely affect our business, operating results, financial condition, and prospects, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers, increase sales of our platform, or sell additional solutions and services to our existing customers, lower prices for our solutions and services, and slower or declining growth. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our business, operating results, financial condition, and prospects.
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
Increasing scrutiny of, and evolving expectations and regulations relating to environmental, social, and governance matters may impose additional costs and expose us to new risks.
In many jurisdictions there is an increasing focus from certain regulators, investors, employees, customers, and other stakeholders on corporate responsibility, including environmental, social, and governance ("ESG") matters both in the United States and internationally. At the same time, certain U.S. jurisdictions and stakeholders have opposed ESG-related initiatives, and actions we take to meet the expectations of some stakeholders may draw criticism or adverse action from others. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies, practices, disclosures or performance relating to corporate responsibility are inadequate. The rapid growth of AI has also resulted in increasing scrutiny of the environmental impacts associated with the development and operation of AI systems and the data center infrastructure that supports them. These impacts may include substantial energy demand and associated greenhouse gas emissions, water consumption associated with certain cooling technologies, land use, and reliance on critical minerals and rare elements in data center equipment. Certain stakeholders are calling for greater transparency regarding these impacts, including more detailed disclosures regarding energy and water usage and greenhouse gas emissions. Although we have established sustainability goals and initiatives to mitigate the environmental impacts of our operations, we may face reputational damage in the event that we do not meet the sustainability or ESG standards set by various constituencies or fail, or are perceived to fail, in our achievement of our sustainability goals, initiatives, or commitments. The methodologies, assumptions and data used to measure environmental impacts, including impacts attributable to AI workloads may be incomplete, inconsistent or subject to change, which could make it difficult to provide comparable or sufficiently granular information. Customers have requested, and may continue to request, detailed sustainability data from us or may request that we align with their sustainability targets and initiatives. Responding to these requests may require significant time and resources.
Our sustainability initiatives, goals, or commitments could be difficult to achieve or costly to implement. Moreover, compliance with existing and future sustainability disclosure and ESG requirements in jurisdictions in which we operate could require the dedication of significant time and resources. Such disclosure requirements include, among others, California's greenhouse gas emissions and climate-related financial-risk disclosure laws (California Senate Bills 253 and 261, the latter of which is currently subject to a preliminary injunction pending appeal); the European Union's Corporate Sustainability Reporting Directive (CSRD) and Corporate Sustainability Due Diligence Directive (CSDDD), each as amended by the EU's Omnibus I Directive; the United Kingdom's Streamlined Energy and Carbon Reporting (SECR) framework; and Spain's Royal Decree 214/2025. In addition, we are subject to state laws requiring data centers to report their energy and water usage, including Pennsylvania Senate Bill 146 (Act 21 of 2026), which requires data centers with a peak capacity demand of more than 10 megawatts to submit annual reports on their energy and water usage to the Pennsylvania Department of Environmental Protection beginning July 1, 2027, and New Jersey Senate Bill 3379, which requires data center owners and operators in New Jersey to submit semiannual water and energy usage reports to the New Jersey Board of Public Utilities. These and other requirements may be subject to further legislation, judicial challenges, delays, amendments or changes in scope or interpretation, creating uncertainty regarding whether and how they apply to us. Our ability to meet stakeholder expectations is also subject to external factors outside of our control including the ability and willingness of our suppliers to reduce emissions and the advancement of new emission reducing technologies. In addition, global customers and investors often rely on third-party ESG rating systems for procurement, investment and other decisions. The criteria used in the ratings may be opaque, inconsistent, subject to differing interpretations, or change without notice. Thus, we cannot predict how these third parties will score us and do not have any assurance that they will score us or other companies accurately or that we will be able to score well should such criteria change.
We have in the past and may continue in the future to be subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company's securities. A purported securities class action lawsuit was filed against us and certain of our executive officers in January 2026 and there are also stockholder derivative actions purportedly filed on our behalf as further described in Note 9—Commitments and Contingencies — Litigation in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This type of litigation, and any future similar lawsuits, could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the increases in the cost of directors' and officers' liability insurance may cause us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Securities.
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
In October 2026, our board of directors authorized and approved the repurchase of shares of our Class A common stock from time to time in the open market in connection with the adoption of the cashless participation program under our 2025 Employee Stock Purchase Plan. No shares were repurchased pursuant to this program during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On November 9, 2026, the compensation committee of our board of directors approved the amendment and restatement of our senior executive change in control and severance plan (the "Restated CIC and Severance Plan"), under which our Chief Executive Officer, Chief Financial Officer, and each of our other named executive officers (collectively, our "Named Executive Officers") participate.
The Restated CIC and Severance Plan provides the same payments and benefits that were provided under our previous senior executive change in control and severance plan and adds payment of a pro-rated portion of the executive’s annual target bonus as follows, subject to the executive’s execution of a release and satisfaction of other conditions:
(i)    upon a termination by us of an executive without “cause” or by the executive due to “good reason” (each as defined in the Restated CIC and Severance Plan and, each, a “qualifying termination”), the executive will receive a lump sum payment equal to a pro-rated annual bonus for the year of termination, paid at target level (the "Pro-Rated Bonus"); or
(ii)    upon a qualifying termination that occurs within three months prior to, or 12 months following, a “change in control” (as defined in the Restated CIC and Severance Plan), the executive will receive the Pro-Rated Bonus.

The above description of the changes to the benefits and payments payable to our Named Executive Officers does not purport to be complete and is subject to, and qualified in its entirety by, reference to the full text of the Restated CIC and Severance Plan, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. A description of our senior executive change in control and severance plan, prior to giving effect to the amendment and restatement described above, is included in our definitive proxy statement on Schedule 14A filed with the SEC on April 22, 2026.

(c) Director and Officer Trading Arrangements
During the three months ended September 30, 2026, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K (each, a "Rule 10b5-1 Plan").
As previously disclosed, on May 11, 2026, Brannin McBee, our Chief Development Officer, entered into a Rule 10b5-1 Plan (the "May McBee Plan") providing for the potential sale of up to (a) 59,234 shares of our Class A common stock directly held by Mr. McBee and 1,632,766 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock directly held by Mr. McBee, subject to reduction based on the quantity of certain shares that were sold pursuant to the Rule 10b5-1 Plan that Mr. McBee entered into on March 5, 2026 that later expired on August 26, 2026 (the "March McBee Plan"), (b) 300,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by Mr. McBee's spouse, subject to reduction based on the quantity of certain shares that were sold pursuant to the March McBee Plan, (c) 300,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Brannin J. McBee 2022 Irrevocable Trust, of which Mr. McBee's spouse and minor child are beneficiaries and for which Mr. McBee's spouse is trustee, subject to reduction based on the quantity of certain shares that were sold pursuant to the March McBee Plan, (d) 36,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2024 Irrevocable Trust LLC, of which Mr. McBee and his minor child are beneficiaries, subject to reduction based on the quantity of certain shares that were sold pursuant to the March McBee Plan, (e) 6,000 shares of our Class A common stock directly held by the Canis Major SM Trust, an irrevocable trust with a third-party trustee, of which Mr. McBee's minor child is beneficiary, subject to reduction based on the quantity of certain shares that were sold pursuant to the March McBee Plan, (f) 18,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2025 Family Trust LLC, of which Mr. McBee serves as manager, subject to reduction based on the quantity of certain shares that were sold pursuant to the March McBee Plan, (g) 18,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Minor 2025 Family Trust LLC, of which Mr. McBee serves as manager, subject to reduction based on the quantity of certain shares that were sold pursuant to the March McBee Plan, (h) 480,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2025 GRAT, of which Mr. McBee is the sole trustee and beneficiary, subject to reduction based on the quantity of certain shares that were sold pursuant to the March McBee Plan, and (i) 150,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Minor 2025 GRAT, of which Mr. McBee's spouse is the sole trustee and beneficiary, subject to reduction based on the quantity of certain shares that were sold pursuant to the March McBee Plan. The May McBee Plan was terminated on August 13, 2026.
On August 13, 2026, Mr. McBee entered into a Rule 10b5-1 Plan (the "August McBee Plan") providing for the potential sale of up to (a) 125,947 shares of our Class A common stock directly held by Mr. McBee and 1,072,053 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock directly held by Mr. McBee, (b) 200,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by Mr. McBee's spouse, (c) 200,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Brannin J. McBee 2022 Irrevocable Trust, of which Mr. McBee's spouse and minor child are beneficiaries and for which Mr. McBee's spouse is trustee, (d) 24,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2024 Irrevocable Trust LLC, of which Mr. McBee and his minor child are beneficiaries, (e) 24,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2025 Family Trust LLC, of which Mr. McBee serves as manager, (f) 24,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Minor 2025 Family Trust LLC, of which Mr. McBee serves as manager, (g) 280,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the Canis Major 2026 GRAT, of which Mr. McBee is the sole trustee and beneficiary, and (h) 50,000 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock directly held by the

Canis Minor 2026 GRAT, of which Mr. McBee's spouse is the sole trustee and beneficiary, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the August McBee Plan, between an estimated start date of November 19, 2026 and an end date of May 31, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the August McBee Plan or the occurrence of certain events set forth therein. The August McBee Plan is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act.
On August 14, 2026, Michael Intrator, our Chief Executive Officer and Chair of our board of directors, entered into a Rule 10b5-1 Plan (the "Intrator Plan") providing for the potential sale of up to (a) the number of shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock directly held by Mr. Intrator reasonably estimated to result in gross proceeds of $325 million, and (b) the number of shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock directly held by Omnadora Capital LLC, of which Mr. Intrator is the sole manager of its manager, Omnadora Management LLC, reasonably estimated to result in gross proceeds of $175 million, in each case, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Intrator Plan, between an estimated start date of November 14, 2026 and an end date of March 31, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Intrator Plan or the occurrence of certain events set forth therein. The Intrator Plan is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act.
On September 3, 2026, Sachin Jain, our Chief Operating Officer, entered into a Rule 10b5-1 Plan (the "Jain Plan") providing for the potential sale of up to an aggregate maximum of 130,000 shares of our Class A common stock, consisting of (a) shares of our Class A common stock directly held by Mr. Jain (9,575 shares as of the date of adoption of the Jain Plan), and (b) shares of our Class A common stock to be received by Mr. Jain upon the future vesting and settlement of RSUs, in each case, so long as the market price of our Class A common stock satisfies certain threshold prices specified in the Jain Plan, between an estimated start date of December 16, 2026 and an end date of December 15, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Jain Plan or the occurrence of certain events set forth therein. The Jain Plan provides for the sale of shares of our Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares withheld by us or sold to satisfy applicable tax obligations. In each sale period, the Jain Plan limits sales to the lesser of a fixed number of shares and a specified percentage of the net shares received upon the applicable vesting events. The number of RSUs that will vest and therefore the exact number of shares to be sold pursuant to the Jain Plan, can only be determined upon the occurrence of the future vesting events. The Jain Plan is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold under the terms of the Jain Plan, and this disclosure does not include any shares that may be sold outside the Jain Plan to satisfy tax withholding obligations upon future vesting events.

Item 6. Exhibits

Exhibit Number	Description of document	Form	File No.	Number	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	S-8	333-286640	3.1	April 18, 2025
3.2	Amended and Restated Bylaws	S-8	333-286640	3.2	April 18, 2025
4.1	Indenture, dated as of September 22, 2026, by and among CoreWeave, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42563	4.1	September 22, 2026
4.2	Form of 2.875% Convertible Senior Note due 2033 (included as Exhibit A to Exhibit 4.1).	8-K	001-42563	4.2	September 22, 2026
10.1†^	Credit Agreement by and among CoreWeave Financing DDTL V-V, LLC, as borrower, U.S. Bank National Association, as depositary bank, JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, JPMorgan Chase Bank, N.A. and MUFG Bank, Ltd., as joint lead arrangers, joint bookrunners and syndication agents, and other lenders party thereto, dated August 7, 2026.	8-K	001-42563	10.1	August 10, 2026
10.2^	Parent Guarantee and Pledge Agreement by and among CoreWeave, Inc., CW Financing DDTL V-V Holdco, LLC, and U.S. Bank Trust Company, National Association and for the benefit of the lenders and the other secured parties, dated August 7, 2026.	8-K	001-42563	10.2	August 10, 2026
10.3	Form of Base Capped Call Confirmation dated September 17, 2026.	8-K	001-42563	10.1	September 22, 2026
10.4	Form of Additional Capped Call Confirmation dated September 18, 2026.	8-K	001-42563	10.2	September 22, 2026
10.5#	CoreWeave, Inc. Amended and Restated Senior Executive Change in Control and Severance Plan					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COREWEAVE, INC.

Date: November 12, 2026	By:	/s/ Michael Intrator
Michael Intrator
Chief Executive Officer and President

Date: November 12, 2026	By:	/s/ Nitin Agrawal
Nitin Agrawal
Chief Financial Officer